Form 10QSB
period 1997-04-30
GENERAL AMERICAN ROYALTY INC
filed 1997-08-12
CIK 1014491

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington. D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 30, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from______to_______

                         Commission file number 1-12835


                         GENERAL AMERICAN ROYALTY, INC.
             (Exact name of registrant as specified in its charter)


                  Delaware                                     75-2468002
         (State or other jurisdiction of                     (I.R.S. Employer
         incorporation or organization)                    Identification No.)

                          One Energy Square, Suite 717
                             4925 Greenville Avenue
                                  Dallas, Texas
                    (Address of principal executive offices)
                                      75206
                                   (Zip Code)
                                 (214) 361-8535
              (Registrants' telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___ No X

     As of April 30, 1997, there were 916,500 shares of the Registrant's Common Stock, par value $.001 per share, outstanding.

     Traditional Small Business Disclosure Format (check one):
 Yes____ No____

                        PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                         GENERAL AMERICAN ROYALTY, INC.
                                 BALANCE SHEET

                                                      April 30,
                                                          1997       October 31,
ASSETS                                                (Unaudited)        1996
                                                     -----------    -----------
Current assets:
         Cash                                         $   14,301     $   37,916
         Accounts receivable-oil & gas                    25,998         29,608
         Accounts receivable-officers                      5,070          3,135
         Accounts receivable-other                         1,650          1,650
         Prepaid expenses                                  6,330          2,834
                                                          ------      ---------
           Total Current assets                           53,349         75,143

Equipment, less accumulated depreciation of $142             984              -
Royalty interest in oil and gas properties, less
   accumulated depletion of $49,741 & $21,381
   respectively                                          517,455        545,815
Deferred financing, net of amortization of $83,846             -         25,154
Other assets, net of amortization of $125 & $100           4,085          3,929
                                                       ---------      ---------

Total Assets                                          $  575,873     $  650,041
                                                        ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable                             $   33,934     $   10,022
         Accounts payable-shareholder                          -          3,000
         Notes payable                                   200,000           -
         Notes payable to shareholder, current
         portion                                               -         33,333
                                                        --------       --------
           Total Current liabilities                     233,934         46,355

Notes payable to shareholder                                   -        136,667
                                                        --------       --------
          Total liabilities                              233,934        183,022
Stockholders' equity:
         Common stock, $.001 par value,
                  20,000,000 shares authorized,
                  916,500 & 910,000  outstanding,
                  respectively                              917             910
         Preferred stock, $.001 par value,
                  5,000,000 shares authorized,
                  no shares issued or outstanding             -               -
         Additional paid-in capital                     630,212         598,219
         Accumulated deficit                           (289,190)       (132,110)
                                                      ---------       ---------
         Total stockholders' equity                     341,939         467,019
                                                      ---------       ---------

        Total liabilities and stockholders' equity   $  575,873      $  650,041
                                                      =========       =========

The accompanying notes are an integral part of the financial statements.

                         GENERAL AMERICAN ROYALTY, INC.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                          Three Months Ended              Six Months Ended
                                                April 30,                      April 30,
                                             1997         1996             1997         1996
                                         ---------     ---------         ----------    --------
Revenues:
Oil and gas royalty income, net of
    severance and ad valorem taxes        $ 47,755     $  3,473          $  93,105      $ 3,473
                                           --------     --------          ---------      ------

Costs and expenses:
  General and administrative               102,097       13,245            186,219       22,661
  Amortization of deferred
    financing costs                              -            -             25,154            -
Depletion, depreciation  and
    amortization                            14,299        1,342             28,552        1,367
Interest Expense                             5,118            -             10,260            -
                                         ---------     ---------          --------       ------

Total costs and expenses                   121,514       14,587             250,185      24,028
                                          ---------    --------            ---------    -------

Net loss                                  $(73,759)   $ (11,114)          $(157,080)   $(20,555)
                                           ========    ========           =========    ========

Net loss per common share                  $  (.08)     $  (.01)            $  (.17)     $ (.03)
                                            ======       ======              ======      ======

Weighted average number of
 common shares outstanding                 911,055      760,160             910,505     746,310
                                          ========      =======             =======    ========








The accompanying notes are an integral part of the financial statements.

                         GENERAL AMERICAN ROYALTY, INC.
                   STATEMENT OF CHANGES IN FINANCIAL POSITION
                                   (Unaudited)


                                                            Six Months Ended
                                                                 April 30,
                                                          1997            1996
                                                       --------        --------

Cash flows from operating activities:
         Net loss                                       $(157,080)     $(20,555)
         Adjustments to reconcile net
          loss to net cash used in
          operating  activities:
         Depletion, depreciation  and
          amortization                                     28,552         1,367
         Amortization of deferred financing costs          25,154             -
         Decrease (increase) in accounts receivable         1,675        (3,823)
         Increase in prepaid expe                          (3,497)       (1,500)
         Noncash payment of stock for
          services                                              -           508
         Increase in accounts payable                      20,912         2,666
         Increase in other assets                            (206)       (5,554)
                                                       ----------     ---------
Net cash used in operating activities                     (84,490)      (26,891)

Cash flows from investing activities:
         Purchase of equipment                             (1,125)            -
         Purchase of royalty and mineral interests              -      (158,000)
                                                       ----------     ---------
         Net cash used in investing activities             (1,125)     (158,000)

Cash flows from financing activities:
         Issuance of common stock                          32,000        42,710
         Proceeds from borrowings                         200,000       157,000
         Payments on borrowings                          (170,000)            -
                                                       ----------      --------
         Net cash provided by financing activities         62,000       199,710
                                                       ----------      --------

Net decrease in cash                                      (23,615)       14,819
Cash at beginning of period                                37,916             -
                                                       ----------      --------
Cash at end of period                                   $  14,301      $ 14,819
                                                        =========       =======


The accompanying notes are an integral part of the financial statements.

                         GENERAL AMERICAN ROYALTY, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                     For the six months ended April 30, 1997
                                   (Unaudited)



                                                   Additional                            Total
                                 Common Stock      Paid - In        Accumulated       Stockholders'
                                 Shares   Amount     Capital          Deficit              Equity
                                 ------   ------   ----------       -----------       ------------
Balance at October 31,
   1996                         910,000   $ 910    $ 598,219        $ (132,110)       $ 467,019

  Exercise of common stock
    warrants net of costs         6,500       7       31,993               -             32,000


  Net loss                            -       -            -          (157,080)        (157,080)
                                -------  ------    ---------        ----------        ---------

Balance at April 30,1997        916,500  $  917    $ 630,212        $ (289,190)       $ 341,939
                                =======  ======    =========        ==========        =========



















The accompanying notes are an integral part of the financial statements.

                         GENERAL AMERICAN ROYALTY, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

The accompanying unaudited financial statements reflect the financial position as of April 30, 1997 and the results of operations and cash flows of General American Royalty, Inc. ("Company") for the three and six month periods ended April 30, 1997 and April 30, 1996. The financial statements have been prepared in conformity with generally accepted accounting principles and contain such adjustments as management feels are necessary to present fairly, in all material aspects, the financial position and results of operations of the Company.

1.  Summary of Significant Accounting Policies:
-----------------------------------------------

The Company was incorporated on December 28, 1992 in the state of Delaware as Hermes Capital Management, Inc. and was inactive until it changed its name on October 23, 1995 to General American Royalty, Inc. The Company is engaged in the business of acquiring and managing producing crude oil and gas royalty, overriding royalty and mineral interests in Texas and New Mexico.

Restatement of Accounts
-----------------------

The previously filed January 31, 1997 financial statements included in the Company's Form 10-SB have been restated to 1) increase additional paid-in capital by $109,000 to reflect the value of common stock transferred to a lender from the Company's president in connection with the completion of July 1996 financing by the Company and 2) increase the loss from operations for the three months ended January 31, 1997 by $25,154 in deferred financing expenses and 3) increase the accumulated deficit by $83,846 for the amortization expense in the prior year in connection with the transaction.

Royalty Interests in Oil and Gas Properties
-------------------------------------------

Costs of acquiring interests in producing royalty interests, including evaluation costs, are capitalized and depleted on a straight line basis over a period of 10 years, since overall U.S. proved reserves are about 8 to 10 times overall production. The Company owns a large number of interests whose acquisition costs are not individually significant. The Company annuaIly reviews significant properties for impairment comparing estimated future cash flows to the carrying amount of the asset. If impairment is indicated, the asset is written down to its fair value based upon its expected future discounted cash flows.

Income Taxes
------------

The Company follows Statement of Financial Standards No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax liabilities and assets based on the difference between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Use of Estimates
-----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements, and the reported amounts of revenues and expenses during the reported period.
Actual results could differ from those estimates.

                         GENERAL AMERICAN ROYALTY, INC.
                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   (Unaudited)




2.  Notes Payable
-----------------

As of April 30, 1997 the Company had a $200,000 note payable to State Bank & Trust Company, Dallas. The loan was collateralized with mortgages and deeds of trust on certain royalty interests in oil and gas properties owned by the Company.

The loan required monthly installments of $6,667 commencing June 21, 1997 and a final payment of unpaid principal on January 21, 1998, plus monthly interest at a fluctuating rate per annum equal to 2% in excess of the corporate rate of interest published in the Wall Street Journal. The loan was repaid in June 1997 (see Note 6).

3.  Stockholders Equity
-----------------------

As of April 30, 1997, 6,500 of the 90,000 warrants, from the Company's initial offering, were exercised. The net proceeds to the Company from the exercise of these warrants was $32,000. Subsequent to April 30, 1997 an additional 5,000 warrants have been exercised netting the Company an additional $25,000 in equity capital. The remaining 78,500 warrants expired on July 31, 1997.

4.  Related Party Transactions
------------------------------

As of April 30, 1997 the Company has accounts receivable for travel advances due from one officer of approximately $5,070.

5.  Income Taxes:
-----------------

The Company has net loss carryforwards which will begin to expire in 2011. None of the benefit of the net operating loss has been recognized in the financial statements.

6.  Subsequent Event:
---------------------

On June 20, 1997, the Company entered into a $300,000 financing agreement with Eagle Equity Oil & Gas L.P., a Dallas based lender and shareholder of the Company. The Company has collateralized the loan with mortgages and deeds of trust on certain royalty interests in crude oil and gas properties, a personal guarantee by James F. Smith, President of the Company and a term life insurance policy on Mr. Smith for $300,000.

The full principal amount of $300,000 plus any accrued interest is payable on December 31, 1997, and bears interest at a 14% rate per annum. Interest is payable monthly commencing on July 20, 1997.

7.  Year-end Balance Sheet:
---------------------------

The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

                         GENERAL AMERICAN ROYALTY, INC.

                For the three and six months ended April 30, 1997



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

     Sales of crude oil and natural gas from royalty and overriding royalty interests have been the Company's principal internal source of liquidity. Monthly sales have not reached a sufficient level to cover administrative and overhead expenses. Growth in the Company's sales is expected to be the result of acquiring additional producing crude oil and natural gas royalty interests.

     The Company has completed offerings of its equity securities and incurred bank debt during the past year as its primary sources of external capital. Proceeds from these financings were used to acquire royalty interests in producing crude oil and natural gas wells and for working capital. The Company intends to direct its efforts and resources toward developing opportunities to increase its crude oil and natural gas reserves.

     Specifically, the Company anticipates that proceeds from the sale of its equity securities in public and private offerings will serve as the principal source of capital for acquisition of royalty interests and retirement of debt. In June 1997 the Company borrowed $300,000 from an entity controlled by a shareholder and used the proceeds to repay a $200,000 bank loan. Debt secured by producing royalty interests will be a source of short term financing for royalty acquisition activities.

     The Company's revenues are substantially affected by prevailing prices for natural gas, crude oil and condensate. These prices are affected by numerous factors over which the Company has no control. Historically the energy markets have been very volatile, and there can be no assurances that crude oil and natural gas prices will not be subject to material fluctuations in the future. A material or long term decline in crude oil and gas prices could have an adverse effect on the Company's financial position and results of operations, affecting the economic productivity of an indeterminable number of producing properties in which the Company has royalty or overriding royalty interests. Natural gas accounts for approximately 90% of the Company's crude oil and natural gas sales.

RESULTS OF OPERATIONS

Three and Six Months Ended April 30, 1997 Compared to the Three and Six Months Ended April 30, 1996

Revenues

         Revenues for the three months and six months ended April 30, 1997 are significantly higher than the same periods in 1996 due to an increase in crude oil and natural gas sales that resulted from the acquisition of additional royalty and overriding royalty interests. The acquired interests comprise approximately 80 % of the Company's current total producing reserves. The revenues for periods in 1996 consisted of one month of production from fewer wells.

Costs and Expenses

         General and Administrative Expenses. General and administrative expenses ("G&A") increased from $13,245 and $22,661, respectively, for the three and six months ended April 30, 1996 to $102,097 and $186,219 for the comparable periods in 1997. The increase in G&A expenses for 1997 resulted from the expansion of the Company's operational activities and the costs incurred in connection with becoming a publicly traded entity.

         Depletion, Depreciation and Amortization. Depletion, depreciation and amortization ("DD&A"), increased to $14,299 and $28,552, respectively, for the three and six months ended April 30, 1997 compared to $1,342 and $1,367, respectively for the comparable period in 1996. The increase is primarily due to the acquisition of additional producing royalty and overriding royalty interests. The DD&A expense for the periods in 1996 was calculated based on one month of production from interests in wells that comprise approximately 20% of the Company's reserves.

         Interest expense. The Company had not incurred any interest bearing debt as of April 30, 1996. The interest expense for the three and six months ended April 30, 1997 was incurred on a $200,000 note payable to a financial institution.

                           PART II - OTHER INFORMATION


ITEM 5 - OTHER INFORMATION

     On May 15, 1997, Ben C. Burkett, II resigned as a member of the registrants board of directors. His resignation was not a result of any disagreements with the registrant on any matters relating to the registrant's operations, policies or practices.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.                                                      None.

(b)      Reports on Form 8-K.                                           None.




                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            GENERAL AMERICAN ROYALTY, INC.
                                            ------------------------------
                                            (Registrant)




Date  August 12, 1997                      /s/ James F. Smith
     -------------------                   ------------------------------------
                                           James F. Smith
                                           President and Chief Executive Officer




Date  August 12, 1997                      /s/ Sam E. Nicholson
     -------------------                   ------------------------------------
                                           Sam E. Nicholson,
                                           Treasurer and Chief Financial Officer