Form 10QSB
period 1997-07-31
GENERAL AMERICAN ROYALTY INC
filed 1997-09-12
CIK 1014491

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington. D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended July 31, 1997

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

         As of July 31, 1997, there were 921,500 shares of the Registrant's Common Stock, par value $.001 per share, outstanding.

         Traditional Small Business Disclosure Format (check one):
Yes____ No____

                         PART I - FINANCIAL INFORMATION

ITEM 1  -  FINANCIAL STATEMENTS

                         GENERAL AMERICAN ROYALTY, INC.
                                  BALANCE SHEET



                                                                                   July 31, 1997   October 31,
                                                                                     (Unaudited)     1996
                                                                                   -------------   ----------
                                     ASSETS
Current assets:
   Cash                                                                                $  54,294    $  37,916
   Accounts receivable - oil & gas                                                        23,816       29,608
   Accounts receivable - officers                                                          5,554        3,135
   Accounts receivable - other                                                             1,650        1,650
   Prepaid costs and expenses                                                              9,443        2,834
                                                                                       ---------    ---------

      Total current assets                                                                94,757       75,143

Equipment, less accumulated depreciation of $241                                           1,429         --
Royalty interests in oil and gas properties, less accumulated
   depletion of $63,921 and $21,381 respectively                                         503,275      545,815
Deferred financing costs, net of amortization of $83,846                                    --         25,154
Other assets, net of amortization of $175 and $100 respectively                            4,060        3,929
                                                                                       ---------    ---------

         Total assets                                                                  $ 603,521    $ 650,041
                                                                                       =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                                    $  11,797    $  10,022
   Accounts payable - shareholder                                                           --          3,000
   Notes payable to shareholder, current portion                                         300,000       33,333
                                                                                       ---------    ---------

      Total current liabilities                                                          311,797       46,355

Notes payable to shareholder                                                                --        136,667
                                                                                       ---------    ---------
         Total liabilities                                                               311,797      183,022
                                                                                       ---------    ---------

Stockholders' equity:
Common Stock, $.001 par value, 20,000,000 shares authorized,
   921,500 and 910,000 issued and outstanding, respectively                                  922          910
Preferred stock, $.001 par value, 5,000,000 shares authorized,
   no shares issued or outstanding                                                          --           --
Additional paid-in capital                                                               653,957      598,219
Accumulated deficit                                                                     (363,155)    (132,110)
                                                                                       ---------    ---------

         Total stockholder's equity                                                      291,724      467,019
                                                                                       ---------    ---------

             Total liabilities and stockholder's equity                                $ 603,521    $ 650,041
                                                                                       =========    =========

The accompanying notes are an integral part of the financial statements.

                         GENERAL AMERICAN ROYALTY, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                          Three Months Ended       Nine Months Ended
                                                                July 31                July 31
                                                               ---------              ---------

                                                           1997       1996         1997         1996
                                                      ---------    ---------    ---------    ---------

Revenues:

  Oil and gas royalty income, net of
    severance and ad valorem taxes                    $  28,748    $  13,056    $ 121,853    $  16,529
                                                      ---------    ---------    ---------    ---------

Costs and expenses

  General and administrative                             78,522       13,115      264,741       35,776
  Amortization of deferred financing costs                 --          6,708       25,154        6,708
  Depletion, depreciation and amortization               14,304        5,910       42,856        7,276
  Interest expense                                        9,887          368       20,147          368
                                                      ---------    ---------    ---------    ---------

                                                        102,713       26,101      352,898       50,128
                                                      ---------    ---------    ---------    ---------


Net loss                                              $ (73,965)   $ (13,045)   $(231,045)   $ (33,599)
                                                      =========    =========    =========    =========

Net loss per common share                             $   (0.08)   $   (0.02)   $   (0.26)   $   (0.04)
                                                      =========    =========    =========    =========
Weighted average number of common
  shares outstanding                                    921,150      767,987      904,870      753,661
                                                      =========    =========    =========    =========















The accompanying notes are an integral part of the financial statements.

                         GENERAL AMERICAN ROYALTY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                      Nine Months Ended
                                                                           July 31,
                                                                      1997         1996
                                                                     -------------------


Cash flows from operating activities:
Net loss                                                          $(231,045)   $ (33,599)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depletion, depreciation and amortization                             42,856        7,276
Amortization of deferred financing costs                             25,154        6,707
Decrease (increase) in accounts receivable                            3,373      (16,529)
Increase in prepaid expenses                                         (6,610)        (569)
Noncash payment of stock for services                                  --            508
(Decrease) increase in accounts payable                              (1,224)      11,805
Increase in other assets                                               (206)      (3,001)
                                                                  ---------    ---------

Net cash used in operating activities                              (167,702)     (27,402)

Cash flows from investing activities:
Purchase of equipment                                                (1,670)        --
Purchase of royalty and mineral interests                              --       (203,153)
                                                                  ---------    ---------

Net cash used in investing activities                                (1,670)    (203,153)

Cash flows from financing activities:
Issuance of common stock                                             55,750      102,558
Proceeds from borrowings                                            500,000      140,000
Payments on borrowings                                             (370,000)        --
                                                                  ---------    ---------

Net cash provided by financing activities                           185,750      242,558
                                                                  ---------    ---------

Net increase in cash                                                 16,378       12,003

Cash at beginning of period                                          37,916         --
                                                                  ---------    ---------

Cash at end of period                                             $  54,294    $  12,003
                                                                  =========    =========







The accompanying notes are an integral part of the financial statements.

                         GENERAL AMERICAN ROYALTY, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)



                                                               Additional                Total
                                           Common Stock         Paid-In    Accumulated  Stockholders'
                                          Shares    Amount      Capital     Deficit     Equity

Balance at October 31, 1996              910,000   $     910   $ 598,219   $(132,110)   $ 467,019

Exercise of common stock
    warrants net of costs                 11,500          12      55,738        --         55,750

 Net loss                                   --          --          --      (231,045)    (231,045)
                                                               ---------   ---------    ---------


Balance at July 31, 1997                 921,500   $     922   $ 653,957   $(363,155)   $ 291,724
                                         =======   =========   =========   =========    =========

























The accompanying notes are an integral part of the financial statements.

                         GENERAL AMERICAN ROYALTY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)




The balance sheet of General American Royalty, Inc., the "Company", at October 31, 1996 has been taken from the Company's audited financial statements at that date. The balance sheet at July 31, 1997, the statements of operations for the three months and nine months ended July 31, 1997 and 1996, the statement of changes in stockholders' equity for the nine months ended July 31, 1997 and the statements of cash flows for the nine months ended July 31, 1997 and 1996 have been prepared by the Company, without audit. The financial statements have been prepared in conformity with generally accepted accounting principles and contain such adjustments as management feels are necessary to present fairly, in all material aspects, the financial position and results of operations of the Company.

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

Royalty Interests in Oil and Gas Properties
-------------------------------------------

Costs of acquiring interests in producing royalty interests, including evaluation costs, are capitalized and depleted on a straight line basis over a period of 10 years, since overall U.S. proved reserves are about 8 to 10 times overall production. The Company owns a large number of interests whose acquisition costs are not individually significant. The Company annually reviews significant properties for impairment comparing estimated future cash flows to the carrying amount of the asset. If impairment is indicated, the asset is written down to its fair value based upon its expected future discounted cash flows.

Income Taxes
------------

The Company follows Statement of Financial Standards No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax liabilities and assets based on the difference between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

                         GENERAL AMERICAN ROYALTY, INC.
                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   (Unaudited)




Use of Estimates
----------------

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

New Accounting Standards
------------------------

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, entitled "Earnings per Share" in February 1997. SFAS No. 128 requires standards to replace the presentation of primary earnings per share ("EPS") with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. The Company is required to adopt the computation, presentation and disclosure requirements of SFAS No. 128 for the fiscal year ended October 31, 1998. The Company's basic and diluted loss per share under SFAS No. 128 would have each been $0.08 for the three months and $0.26 for the nine months ended July 31, 1997, respectively.

2.  Notes Payable
-----------------

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

The full principal amount of $300,000 plus any accrued interest is payable on December 31, 1997, and bears interest at a 14% rate per annum. Interest is payable monthly commencing on July 20, 1997. From the proceeds of this financing, $200,000 was used to pay off the note payable to State Bank & Trust Company.

3.  Stockholders Equity
-----------------------

As of July 31, 1997, 11,500 of the 90,000 common stock purchase warrants, from the Company's initial offering, had been exercised. The net proceeds to the Company from the exercise of these warrants was $55,750. The remaining 78,500 warrants expired on July 31, 1997.

4.  Related Party Transactions
------------------------------

As of July 31, 1997 the Company has accounts receivable for travel advances due from one officer of approximately $5,554.

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

                         GENERAL AMERICAN ROYALTY, INC.

                For the three and nine months ended July 31, 1997



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

RESULTS OF OPERATIONS

Three and Nine Months Ended July 31, 1997 Compared to the Three and Nine Months Ended July 31, 1996

Revenues

         Revenues for the three months and nine months ended July 31, 1997 are significantly higher than the same periods in 1996 due to an increase in crude oil and natural gas sales that resulted from the acquisition of additional royalty and overriding royalty interests. The acquired interests comprise approximately 31% of the Company's current total producing reserves. The revenues for periods in 1996 consisted of production from fewer wells.

Costs and Expenses

     General  and  Administrative   Expenses.
     ----------------------------------------

General and administrative expenses ("G&A") increased from $13,115 and $35,776, respectively, for the three and nine months ended July 31, 1996 to $78,522 and $264,741 for the comparable periods in 1997. The increase in G&A expenses for 1997 resulted from an increased expansion of the Company's operational activities and the costs incurred in connection with becoming a publicly traded entity.

     Depletion,  Depreciation and Amortization.
     ------------------------------------------

Depletion, depreciation and amortization ("DD&A"), increased to $14,304 and $42,856 respectively, for the three and nine months ended July 31, 1997 compared to $5,910 and $7,276 respectively for the comparable period in 1996. The increase is primarily due to the acquisition of additional producing royalty and overriding royalty interests.

     Interest  expense.
     ------------------

The Company first incurred interest bearing debt of $140,000 on July 24, 1996. The interest expense for the three and nine months ended July 31, 1997 was incurred on a $200,000 note payable to a financial institution, subsequently paid off by the incurrence of a $300,000 note payable to a shareholder of the Company.

NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, entitled "Earnings per Share" in February 1997. SFAS No. 128 requires standards to replace the presentation of primary earnings per share ("EPS") with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. The Company is required to adopt the computation, presentation and disclosure requirements of SFAS No. 128 for the fiscal year ended October 31, 1998. The Company's basic and diluted loss per share under SFAS No. 128 would have each been $0.08 for the three months and $0.26 for the nine months ended July 31, 1997, respectively.

                           PART II - OTHER INFORMATION


ITEM 5 - OTHER INFORMATION

On September 8, 1997, Daniel M. Vines, George E. Green, Douglas Weedon and J. Donald Hill resigned as members of the registrant's board of directors. Their resignations were not a result of any disagreements with the registrant on any matters relating to the registrant's operations, policies or practices.

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


                                           GENERAL AMERICAN ROYALTY, INC.
                                           ------------------------------
                                                    (Registrant)




Date:  September 12, 1997                  /S/ James F. Smith
                                           ------------------------------
                                           James F. Smith,
                                           President and Chief Executive Officer





Date:  September 12, 1997                  /S/ Sam E. Nicholson
                                           ------------------------------
                                           Sam E. Nicholson,
                                           Treasurer and Chief Financial Officer