Form 10KSB
period 1997-10-31
GENERAL AMERICAN ROYALTY INC
filed 1998-02-13
CIK 1014491

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington. D.C. 20549

                                   FORM 10-KSB

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended October 31, 1997

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

    One Energy Square, Suite 717, 4925 Greenville Avenue, Dallas, Texas 75206
               (Address of principal executive offices) (Zip Code)


       (Registrants' telephone number, including area code) (214) 361-8535


      Securities registered under Section 12 (b) of the Exchange Act: None


          Securities registered under Section 12(g of the Exchange Act:

                          Common Stock, Par Value $.001
      --------------------------------------------------------------------
                                (Title of Class)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

     Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ____


     Registrant's revenues for the fiscal year ended October 31, 1997, were $197,916.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by using the closing price of registrant's common stock, at February 10, 1998, was $ 1,535,000.


     As of February 10, 1998, there were 1,031,500 shares of the Registrant's Common Stock, par value $.001 per share, outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

     Traditional Small Business Disclosure Format:

Yes       No   X

                          T A B L E  O F  C O N T E N T S
                          -------------------------------

PART I                                                                      Page
------                                                                      ----
Item     1.    Description of Business

Item     2.    Description of Properties

Item     3.    Legal Proceedings

Item     4.    Submission of Matters to a Vote of  Security Holders


PART II
-------
Item     5.    Market of Common Equity and Related Stockholder Matters

Item     6.    Management's Discussion and Analysis of Plan of Operations

Item     7.    Financial Statements

Item     8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


PART II
-------
Item     9.    Directors, Executive Officers, Promoters and Control Persons;
                        Compliance with Section 16 (a) if the Exchange Act

Item    10.    Executive Compensation

Item    11.    Security Ownership of Certain Beneficial Owners and Management

Item    12.    Certain Relationships and Related Transactions

Item    13.    Exhibits and Reports on Form 8-K

Signature Page

                                     PART I
                                     ------

ITEM 1. DESCRIPTION OF BUSINESS


BUSINESS DEVELOPMENT
--------------------

     General American Royalty, Inc. (the "Company") is a Delaware corporation incorporated on December 28, 1992 as Hermes Capital Management, Inc. It conducted no business activities under that name. On October 23, 1995 it changed its name to General American Royalty, Inc. and became active in the acquisition of certain oil and gas royalty, overriding and fee mineral interests located in Texas and New Mexico. Interests have been purchased in exchange for shares of Common Stock of the Company, issuance of promissory notes and for cash. During 1996 the Company completed a private placement of common stock and a public offering of units that consisted of shares of common stock and stock purchase warrants. Net proceeds from these offerings were approximately $485,000, which were used to complete acquisitions of royalty and mineral interests and to repay debt.


BUSINESS OF ISSUER
------------------

     General American Royalty, Inc. (the "Company") was organized to engage in the following business activities: to acquire producing oil and natural gas royalty, overriding royalty, and mineral interests; to acquire non-producing oil and natural gas royalty, overriding royalty, and mineral interests; to purchase units in publicly traded royalty trusts; and to manage joint ventures with institutional investors to accomplish the above purposes.

     The Company's management believes that the opportunity exists to acquire substantial amounts of mineral and royalty interests located in producing wells and fields that generate an immediate stream of income. Interest acquired in non-producing areas with nearby exploration activity could dramatically increase in value, allowing the Company to sell a portion of such interests for a substantial profit, in effect, paying for the interests retained. Acquisitions of minerals and royalty interests in areas offsetting production (developmental drilling) or in trend areas have a high probability of being selected as drilling prospects and have enhanced value through leasing (lease bonuses) and, ultimately through the production of oil and gas..

     The Company does not know of a public royalty company in the United States that is active in the acquisition of solely royalty and mineral interests with no drilling or exploration activities. While there are other public entities that are classified as royalty companies, none is active in the continual acquisition of royalty interests and fee mineral in oil and gas properties. The large publicly held companies that once engaged in the business of accumulating royalty and mineral interests in oil and gas properties have ceased to exist. Although successful, those companies have either been acquired or reorganized as self-liquidating trusts whose ownership units were distributed to the shareholders and offer no opportunity for growth.


PRINCIPAL PRODUCTS AND MARKETS
------------------------------

     The Company's owns fee mineral, royalty and overriding royalty interests in producing oil and gas wells, that generate revenues from the sale of crude oil and natural gas. These products are sold to numerous purchasers and pipeline companies generally located and servicing the areas where the Company's producing interests are located. The Company does not act as operator for any of the properties in which it owns an interest and as such relies on the operating expertise of the numerous companies that operate those properties. As a royalty or overriding royalty interest owner the Company has no contractual control over the operations or marketing and sales of the crude oil and natural gas produced by the properties. The operating companies or working interest owners contract all natural gas sales with third party gas marketers and pipeline companies. Payment for gas sold is received either from the contracted purchasers or the well operator. Crude oil sales are also handled by the well operators and payments for oil sold is received from the well operator or from the crude oil purchaser.


COMPETITIVE BUSINESS CONDITIONS
-------------------------------

     Oil and gas prices can be extremely volatile and are subject to substantial seasonal, political and other fluctuations. As a result, the prices at which oil and gas produced for the Company may be sold is uncertain and it is possible that under some market conditions the production and sale of oil and gas from some or all of the Company's properties may not be economical. In most instances, the operator will market the production from the Company's royalty interests, and the Company will have no control over the marketing or sale of production. The availability of a ready market for oil and gas and the prices obtained for such oil and gas depend upon numerous factors beyond the control of the Company, including competition from other oil and gas producers and national and international economic and political developments. In addition, the marketability of natural gas production depends upon the availability and capacity of gas gathering systems and pipelines.

     The oil and gas business is highly competitive and has few barriers to entry. The Company will be competing with other oil and gas companies and investment partnerships in the search for, and obtaining of, desirable proved producing royalty and mineral interests. Many of the Company's competitors are larger than the Company and have substantially greater access to capital and technical resources than does the Company and may, therefore, have a significant competitive advantage. Many of the Company's competitors are capable of making a larger investment in a given area than is the Company, although large and small companies alike are subject to the economics of cost effectiveness. It can be expected that prices for oil and gas will continue to fluctuate, depending upon a number of conditions over which the Company has no control, including actions taken by the Organization of Petroleum Exporting Countries ("OPEC"), turmoil in the Middle East, and the price of alternative fuels. The prices at which the Company's oil and gas production will be sold will have a substantial effect on its earnings (if any) and its results of operations.


OWNERSHIP AND TITLE TO INTERESTS
--------------------------------

     The Company generally examines title before acquiring a mineral fee, royalty or overriding royalty interests and all such mineral interests acquired by the Company are evidenced by written conveyances, which are filed in the records of the county or parish in which such mineral interests are located. Management believes that the Company has satisfactory title to all mineral and royalty interests it has acquired.


SOURCES AND AVAILABILITY OF RAW MATERIALS
-----------------------------------------

     The existence of commercial quantities of oil and gas reserves is essential to the realization of value from the Company's royalty and mineral interests and these reserves may be considered a raw material to its business. The cash flow from producing activities and lease bonus income from granting mineral leases constitutes the Company's primary internal source of liquidity. The viability of the Company may depend on the reinvestment of cash resources in the purchase of additional raw materials in the form of producing mineral and royalty interests. Purchases of royalty and mineral interests are available from many sources, and the Company does not rely on any particular companies or individuals for these acquisitions.


MAJOR CUSTOMERS
---------------

     The Company generally sells its share of oil and production to pipeline companies and refineries through arrangements and contracts administrated by the operator of the property. Since royalty and mineral interests do not bear any costs related to exploration and production (except for severance and ad valorem taxes), owners of such interests have no authority to select purchasers for their share of oil and gas produced. For the fiscal year ended October 31, 1997 the following customers accounted for more than 10% of the Company's revenues:

                                                              Percentage
               Customer                                      of Revenues
               --------                                      -----------

         Marathon Oil Company                                      48%

         Lomak Petroleum, Inc.                                     23%

GOVERNMENTAL REGULATION AND
---------------------------
ENVIRONMENTAL MATTERS
---------------------

     The cost of compliance with governmental provisions regulating the discharge of materials into the environment is a cost that is borne by the working interest owners of oil and gas wells. The Company, by limiting its activities to the acquisition of non-working interest royalty and mineral interests, will bear none of these costs. There is some risk of eventual liability under environmental regulations, which risk can occur where royalty interests that convert to a possessory interest are involved. In those instances, activities can result in liability under federal, state and local environmental regulations for activities involving, among other things, water pollution and hazardous waste transportation, storage and disposal. Such liability can attach not only to the operator of record of a well, but also to other parties that may be deemed to be current or prior operators or owners of possessory interest in a property.


EMPLOYEES
---------

     The Company has three full-time employees and no part-time employees.


FORWARD-LOOKING STATEMENTS
--------------------------

     Forward-looking statements for 1997 and later periods are made throughout this document. Such statements represent estimates of management based on the Company's knowledge of historic trends, reserve information and other information currently available to management. The Company cautions that the forward-looking statements provided herein are subject to all the risks and uncertainties incident to the acquisition of producing royalty and overriding royalty interests and fee mineral ownership. These risks include, but are not limited to, oil and natural gas prices, reserve quantity risks, the risks confronting the operators of the wells in which the Company has royalty and overriding royalty interests in and the uncertainties of leasing prospects from fee ownership of minerals. For all the above reasons, actual results may vary materially from the forward-looking statements and there is no assurance that the assumptions used will occur.



ITEM 2. DESCRIPTION OF PROPERTIES


     The Company owns small mineral, royalty and overriding royalty interests in approximately 670 wells located in two counties in New Mexico and eleven counties in Texas. These interests were acquired in four transactions during fiscal year 1996.

     Basin Fruitland Coal Field - San Juan County, New Mexico. This is a 2.5% overriding royalty interest in 9 wells and a 1.25% overriding interest in 3 wells. The interests cover the rights to the Fruitland Coal formation only. The wells are operated by Marathon Oil Company and have produced a total of approximately 10.7 billion cubic feet through October 1997, and at October 31, 1997 had an estimated 14.3 billion cubic feet of gross recoverable gas reserves remaining. Monthly production from the 12 wells is approximately 155 million cubic feet of gas.

     Alta Mesa Gas Field - Brooks County, Texas. This is a 0.333 percent overriding royalty interest in 16 producing wells and a 0.005 percent overriding royalty interest in 5 producing wells located in the South Texas Alta Mesa gas field. Production depths range from 1,100-foot depth gas sands to the Vicksburg sands at depths in excess of 7,000 feet. Gross remaining reserves at October 31, 1997 were estimated to be 14.2 billion cubic feet of gas and 206,341 barrels of condensate. Remaining life of the wells is estimated to be in excess of fifteen years.

     North Wilton Strawn Waterflood Unit - Young County, Texas. This is a 3.125 percent overriding royalty interest in the 3-well North Wilton Strawn Waterflood Unit in Young County, Texas. At October 31, 1997, estimated gross remaining reserves of 63,000 barrels of oil are estimated to be recovered over an estimated life in excess of fifteen years.

     Dumraese Estate Purchase - Lea County, New Mexico and Bexar, Brooks, Colorado, DeWitt, Duval, Jim Wells, Lavaca, Starr and Stephens Counties, Texas. Effective August 1, 1996 the Company purchased small fee mineral, royalty and overriding royalty interests in over 635 producing oil and gas wells located in numerous oil and gas fields in New Mexico and Texas. The properties range from large unitized waterfloods to single low rate producing wells. Net remaining reserves, to the Company's interests, at October 31, 1997 were estimated to be
 .07 billion cubic feet of gas and 8,511 barrels of oil. Remaining life of the wells is estimated to be in excess of fifteen years.


ACREAGE
-------

     It is the Company's general practice to have title examined by a landman or an attorney before acquiring royalty, overriding royalty or mineral interests. All such royalty and mineral interests acquired by the Company are evidenced by written conveyances, which are duly filed in the applicable records of the county or parish in which such mineral interests are located. Generally, the Company will not make on site inspections of the properties in which it acquires an interest. Information regarding gross and net acreage owned is not presented herein because the Company owns a large number of small percentage royalty and mineral interests that would impose an undue burden to report.

PROVED RESERVES
---------------

     Information regarding estimates of the proved oil and gas reserves attributable to the Company are based on reports prepared internally with the assistance of two independent petroleum engineering consultants who have no affiliation or economic interest in the Company. Utilizing current available data, these estimates of proved reserves were made using geological and engineering methods generally accepted in the petroleum industry. Estimates were prepared in accordance with Statement of Financial Accounting Standards No. 69 and the guidelines established by the Securities and Exchange Commission Rule 4-10(a) of Regulation S-X, using prices and costs as of the day of the estimates. The prices and costs were not escalated. The interests owned by the Company are all royalty and overriding royalty interests, and therefore do not bear their share of operating costs and current data on operating costs is not available.

     Proved reserves are those quantities of Crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in the future from known oil and gas reservoirs, under existing economic and operating conditions. Proved developed producing reserves are those reserves which can be expected to be recovered from completion intervals open to production in existing wells. Estimated quantities of proved developed reserves of oil and gas, to the Company's interest, as of October 31, 1997 and 1996 were as follows:

                                             1997              1996
                                             ----              ----

                  Oil (barrels)              11,487            13,209

                  Gas (Mcf)                 400,357           462,001

     Any additional information concerning the Company's estimated proved developed oil and gas reserves are included in Item 8. - Financial Statement and Supplementary Data.

     Petroleum engineering is not an exact science and involves estimates based upon numerous factors, many of which are inherently variable and uncertain. Consequently, reserve estimates are imprecise and are subject to change as additional information becomes available. Estimates of oil and gas reserves, of necessity, are projections based upon engineering data. As a result of the uncertainties inherent in the interpretation of such data there can be no assurance that the Company's estimated oil and gas reserves would ultimately be developed. Estimates of the reserves and future net revenues involve projecting future results by estimating future events. Actual production, revenues, taxes, and expenses may not occur as estimated. Additionally, as the Company owns royalty interests rather than working interests, and is not party to the operating agreements of the various properties, there may be additional considerations concerning the evaluated properties of which the Company and the independent reserve engineer may not be aware. These considerations could materially affect the reserve estimates.

     No reserve reports with respect to the Company's proved net oil or gas reserves were filed with any federal authority or agency during the fiscal year ended October 31, 1997.


ESTIMATED FUTURE NET CASH FLOWS
-------------------------------

     The following table sets forth an estimate of future net cash flows, using current prices and costs, but before consideration of federal income taxes. The future net revenues have been discounted at an annual rate of 10% to determine "present value." The present value is shown to indicate the effect of time on the value of the revenue stream and should not be construed as being the fair market value of the properties. Estimates have been made in accordance with current Securities and Exchange Commission guidelines concerning the use of constant oil and gas prices and costs in reserve evaluations.

                Estimated Future Net Cash Flows and Present Value
                          of Proved Producing Reserves
                             As of October 31, 1997

             Year Ending       1998                     $   161,280
             October 31,       1999                         137,731
                               2000                         118,541
                               2001                         102,430
                               2002                          88,795
                               Thereafter                   578,521
                                                        -----------

                               Total                    $ 1,187,298

             Estimated Future Net Cash Flows before
             income taxes, discounted at 10% per
             annum                                      $   708,475


PRODUCTION, AVERAGE SALES PRICES
--------------------------------

     The following table sets forth certain information regarding volumes of the Company's production of crude oil and natural gas and the Company's average sales price per barrel of crude oil ("Bbl") and average sales price per thousand cubic feet of natural gas ("Mcf") for the two years ended October 31, 1997 and 1996. Production and sales information relating to properties acquired or disposed of is reflected in this table only since or up to the closing date of their respective acquisition or sale and may effect comparability.

                                                   1997               1996
                                                   ----               ----
                Production:
                   Oil  (Bbl)                       1,722               380
                   Gas  (Mcf)                      61,411            24,941

                Average Sales Prices:
                   Oil  (per Bbl)                  $19.83            $20.21
                   Gas  (per Mcf)                  $ 2.46            $ 2.01

         Note: Production numbers do not include plant products.



ITEM 3. LEGAL PROCEEDINGS

     There were no legal proceedings involving General American Royalty, Inc. as of the date of this report.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     No matters were submitted to a vote of General American Royalty Inc's. security holders during the fourth quarter of the fiscal year ended October 31, 1997.



PART II
-------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's  common stock is listed on the NASDAQ  Bulletin Board (symbol
TROY). The first trading in the stock occurred on February 4, 1997. The following table sets forth the high and low trade prices of the Company's common stock, as reported by NASDAQ System Statistics furnished by NASD, during the periods indicated:

             Quarter Ended                          HIGH           LOW
             -------------                          ----           ---
             April 30, 1997                         6-1/4          4-3/4
             July 31, 1997                          4-1/2          3-1/2
             October 31, 1997                       5-3/4          4-1/4

     As of October 31, 1997, the approximate number of holders of General American Royalty, Inc. were:

                  Title of Class                     Number of Holders
                  --------------                     -----------------

                  Common (Voting)                    100

     During the last two years no cash dividends have been declared on General American Royalty, Inc. common stock.



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Sales of crude oil and natural gas from royalty and overriding royalty interests have been the Company's principal internal source of liquidity. Monthly sales have not reached a sufficient level to cover administrative and overhead expenses. Growth in the Company's sales is expected to be the result of acquiring additional producing crude oil and natural gas royalty interests. As of October 31, 1997 the Company had acquired, for approximately $567,000, royalty and mineral interests that have generated net revenues of approximately $206,000.

     The Company has completed offerings of its equity securities and incurred bank debt during the previous year as its primary sources of external capital. Proceeds from these financings were used to acquire royalty interests in producing crude oil and natural gas wells and for working capital. The Company intends to direct its efforts and resources toward developing opportunities to acquire crude oil and natural gas reserves.

     Specifically, the Company anticipates that proceeds from the sale of its equity securities in public and private offerings will serve as the principal source of capital for acquisition of royalty interests and retirement of debt. After closing the unit equity offering in 1997, the Company was prohibited from obtaining additional equity capital until January 1998 to comply with securities regulations on integration of offerings. This has restricted the Company's ability to acquire royalty assets and to refinance short-term debt obligations as they become due with permanent equity capital. During the fiscal year ended October 1997, the Company did not acquire any mineral and royalty interests.

     In June 1997 the Company borrowed $300,000 from an entity controlled by a shareholder and used the proceeds to repay a $200,000 bank loan and for working capital. This obligation is due on February 28, 1998 and is expected to be repaid with proceeds from the sale of producing royalty interests owned by the

Company, a private placement of equity securities or by refinancing with another lender. If the Company is unable to satisfy or extend this obligation, it will have a severe adverse impact on the Company. In the future, short-term debt secured by producing royalty interests will be utilized as an interim source of financing for royalty acquisition activities. When necessary the Company may sell certain of its mineral and royalty interests to satisfy such debt obligations.

     The Company's revenues are substantially affected by prevailing prices for natural gas, crude oil and condensate. These prices are affected by numerous factors over which the Company has no control. Historically the energy markets have been very volatile and prices have been subject to material fluctuations. A material or lengthy decline in crude oil and gas prices could have an adverse effect on the Company's financial position and results of operations, affecting the economic productivity of an indeterminable number of producing properties in which the Company has royalty or overriding royalty interests. Natural gas accounts for approximately 90% of the Company's oil and gas sales.

RESULTS OF OPERATIONS
---------------------


Fiscal Year Ended October 31, 1997 Compared to the Fiscal Year Ended October 31, 1996

Revenues

     Revenues for the twelve months ended October 31, 1997 were $198,000 compared with $61,000 in 1996. The Company acquired royalty and overriding royalty interests, in three separate acquisitions, during the fiscal year ended October 31, 1996. The first acquisition representing approximately 30% of its total production became effective for production beginning April 1, 1996, the second representing approximately 50% of its total production became effective for production beginning July 1, 1996 and the third representing approximately 20% of its total production became effective for production beginning August 1, 1996. The significantly higher revenues for 1997 are due to the increased crude oil and natural gas sales that resulted from a full twelve months of production from the Company's royalty and overriding royalty interests and significantly higher prices for natural gas.

Costs and Expenses

     General and Administrative  Expenses.  General and administrative  expenses
     -------------------------------------
("G&A") increased from $72,000 for the twelve months ended October 31, 1996 to $887,536 for the comparable period in 1997. The increase in G&A expenses for 1997 primarily resulted from a non-cash charge of $536,500 equal to the market value of the Company's 100,000 shares of common stock issued to Russo Securities, Inc. which agreed to perform investment banking services. Also, increases were attributable to the expansion of the Company's operational activities and the costs incurred in connection with becoming a publicly traded entity.

     Depletion,  Depreciation  and  Amortization.  Depletion,  depreciation  and
     --------------------------------------------
amortization ("DD&A"), increased to $79,000 for the twelve months ended October 31, 1997 compared to $21,000 for the comparable period in 1996. The increase is primarily due to additional costs attributable to acquired producing royalty and overriding royalty interests as described in the "Revenues" section above.

     Interest  expense.  The Company  first  incurred  interest-bearing  debt of
     -----------------
$140,000 on July 24, 1996. The interest expense for the twelve months ended October 31, 1997 was incurred on notes payable that totaled $300,000 at October 31, 1997.



ITEM 7. FINANCIAL STATEMENTS

        Independent Auditors Report                                F-1

        Report of Independent Accountants                          F-2

        Balance Sheet as of October 31, 1997                       F-3

        Statements of Operations for the Years Ended
        October 31, 1997 and 1996                                  F-4

        Statements of Stockholders' Equity for the Years
        Ended October 31, 1997 and 1996                            F-5

        Statements of Cash Flows for the Years Ended
        October 31, 1997 and 1996                                  F-6

        Notes To Financial Statements                              F-7

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On October 30, 1997 the Company engaged Hein + Associates LLP ("Hein") as its independent principal accountant and auditor, replacing Coopers & Lybrand, LLP ("C&L"). C&L had been engaged as principal accountants and issued an audit report on the Company's financial statements for the last fiscal year. C&L's audit reports were not qualified in any manner and contained no adverse opinion of disclaimer of opinion. The Company had no disagreements over accounting matters or received any notification from C&L that the scope of its audit or reliability of the Company's financial information had adversely changed during the current fiscal year. C&L's letter confirming these facts was included as part of the Company's filing on Form 8-K dated October 30, 1997.



                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Set forth below are the identities of the directors, executive officers and significant employees of the Company and a brief account of their business experience. The Company's bylaws provide for nine directors who are elected for one-year terms. Executive officers are appointed by the board of directors to serve in their respective capacities for one year until the directors duly appoint their successors.

DIRECTORS AND EXECUTIVE OFFICERS
--------------------------------

                                                                            Served as
                                                                  Term       Director
      Name                Age          Position and Offices      Expires      Since
      ----                ---          --------------------      -------      -----

James F. Smith             61      Director, Chief Executive      1998        1996
                                   Officer, President

James E. Mitschke          56      Director, Executive Vice       1998        1996
                                   President

Bill L. Bledsoe            62      Director                       1998        1996

Malcolm E. Wilson, Jr.     71      Director                       1998        1996

J. Donald Hill             65      Advisory Director              1998        1998

Rory S. Phillips           45      Advisory Director              1998        1998


EXECUTIVE OFFICERS
-------------------
                                                                     Held Office
      Name             Age        Position and Offices                 Since
      ----             ---     -------------------------               -----
James F. Smith          61     Director, Chief Executive               1996
                               Officer, President

James E. Mitschke       56     Director, Executive Vice                1996
                               President

Sam E. Nicholson        50     Vice President, Secretary               1996
                               and Treasurer


BUSINESS EXPERIENCE
-------------------

     James F. Smith. Mr. Smith received a Bachelor of Business Administration degree in 1958 from Southern Methodist University and attended the Graduate School of Business Administration during 1959-1960 at the University of Texas at Austin.

     After leaving college he embarked on a career in the oil and gas business, although he was also active in the ownership of several banks and savings and loan associations from 1960 through 1968. Mr. Smith has been engaged in the domestic oil and gas industry for over 30 years, his companies have drilled over 400 wells during this period. He has completed four initial public offerings for companies of which he was founder and an executive officer, which were PetroDynamics, Inc. in 1968, Toltec Oil & Gas, Inc. in 1979 and Toltec Royalty Corporation in 1980. Controlling interest in Toltec Royalty Corporation was sold to an American Stock Exchange company in 1982. Toltec Oil & Gas, Inc. was merged with a public company in 1983, which later became Coda Energy, Inc. Both PetroDynamics and Toltec Royalty were active in the acquisition of oil and gas royalty interests.

     James E. Mitschke.  Mr.  Mitschke is a petroleum  landman with more than 24
     ------------------
years experience in the oil and gas industry. He has been employed during this period as a landman for several companies, all based in Dallas, Texas, which include Hunt Energy Corporation, Wessely Energy Corporation and Murchison Exploration Company. His positions with these companies have ranged from area land manager to vice president-land. He is a member of the American Association of Professional Landmen and served as the chairman of its industry affairs committee, 1980-81 and as a director, 1981-82. He has been a member of the Dallas Association of Petroleum Landmen for a number of years and was its president in 1979 and served on its board of directors from 1978-80. Mr. Mitschke has a Bachelor of Arts degree from Southwestern Oklahoma State University in Weatherford, Oklahoma.

     Sam  E.  Nicholson.   Mr.  Nicholson  received  his  Bachelor  of  Business
     -------------------
Administration in accounting from the University of Texas at Arlington, in 1978. In 1984 he became a Certified Public Accountant in the State of Texas. Mr. Nicholson has over 15 years experience in the oil and gas industry serving as a controller or financial officer for both public and privately owned companies. From 1992 to 1993 he was self-employed as a practicing accountant primarily for the oil and gas industry. From 1993 to 1995 he served as the controller for Superior Energy Co., Inc. in Dallas, Texas. In 1995 he joined the Company as an officer and principal financial officer.

     Mr. Nicholson is a member of the American Institute of Certified Public Accountants and the Texas Society of Certified Public Accountants.

     Malcolm E. Wilson,  Jr. Mr. Wilson is a  professional  petroleum  geologist
     ------------------
with considerable experience as a chief executive officer of an independent oil company. From 1948 to 1975 he was employed as a geologist with General American Oil Company of Texas where, prior to his resignation in January 1975, he was Vice President of Geology. During 1975 and 1976 he was a Petroleum Consultant to Baruch-Foster Corporation, May Petroleum Company, and Republic Production Company of Texas. From 1977 until February 1991 he was the President and Chief Executive officer of Baruch-Foster Corporation and its subsidiaries which in February of 1991 merged with another oil company. Since that time, Mr. Wilson has managed his personal investments, which are primarily mineral, royalty and overriding royalty interests. He has also served as a Petroleum Consultant. Mr. Wilson has considerable experience as a geologist having either personally geologically mapped prospects or supervised the geological and geophysical mapping in many of the major oil and gas fields in Louisiana, Texas, Oklahoma, New Mexico, Mississippi, Alabama, the Rocky Mountains, the Gulf of Mexico and some foreign countries, for the companies and clients with which he was associated.

     Bill L. Bledsoe. Mr. Bledsoe received a Bachelor of Science degree from the
     ----------------
University of North Texas (Denton) in 1957.

     Mr. Bledsoe has 35 years of experience in the general management of domestic and international oil and gas exploration and production. From 1960 through 1965 he served in the land department of Texaco, Inc. in New Orleans and Shreveport, Louisiana. From 1965 to 1979 he served the various organizations of
H. L. Hunt in a number of management capacities worldwide, being Assistant Land Manager of Placid Company, Vice President/Land Manager of Hunt Energy Corporation, General Manager of Hunt International Petroleum Corporation and President of Pursue Energy Corporation, among others. From 1979 to the present he has owned and served as President of Bledsoe Energy Corporation and Bledsoe Petro Corporation in Dallas, Texas, both of which are exploration and production companies, operating approximately 300 wells in Texas, Oklahoma and New Mexico.

     J. Donald Hill.  Mr. Hill is the Chairman  and Chief  Executive  Officer of
     ---------------
Excel Technology, Inc. a company that is based in Long Island, New York. Excel Technology, Inc. trades on NASDAQ under the symbol XLTC.

     Mr. Hill has extensive experience in investment banking, having served as a General Partner of Loeb, Rhoads & Company from 1966 to 1977 and Vice Chairman of First Affiliated Securities, Inc. from 1978 to 1988. From 1988 to 1990 he was director of Corporate Finance at Weeden & Company, an investment banking firm and member of the New York Stock Exchange. During 1991 he was Chief Executive Officer of Medstone International, Inc., a company engaged in shock wave therapy devices. He served as President and Chief Financial Officer of a subsidiary of Excel Technology, Inc., Excel/Quantronix, from November 1992 until becoming Chief Executive Officer of Excel Technology, Inc., in 1995.

     Rory S.  Phillips.  Mr.  Phillips  is a  managing  director  of  Mandeville
     ------------------
Partners. Prior to joining Mandeville, Mr. Phillips had a financial consulting practice, which concentrated on U.S. and international telecommunications transactions. He concurrently served as Chief Financial Officer of Cable Holdings, Inc., a privately owned cable television company. From April, 1980 to November, 1994, Mr. Phillips was Chief Financial Officer of Cellular Information Systems, Inc., a public traded cellular telephone company.

     Mr. Phillips also has 15 years experience in senior banking positions, both in the U.S. and in London. Mr. Phillips holds a B.A. degree from the University of California at Davis and a M.A. degree in international finance and business from the Fletcher School of Law and Diplomacy, Boston.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
-------------------------------------------------------

     The following persons during the last fiscal year failed to file on a timely basis, as disclosed in the following table, reports required by Section 16(a) of the Exchange Act:

                                              Number of           Number of
     Name                                Late Reports        Transactions

     James F. Smith                              2                  2
     James E. Mitschke                           1                  1
     Malcolm E. Wilson, Jr.                      1                  1
     J. Donald Hill                              1                  1
     Bill L. Bledsoe                             1                  1
     Sam E. Nicholson                            1                  1
     Lawrence E. Steinberg                       1                  1
     Sammie S. Smith                             1                  1

     The Company knows of no existing failures to file a required form.

ITEM 10. EXECUTIVE COMPENSATION.


     Set forth below is the  aggregate  annual  remuneration  during fiscal year
1997 of the officers and directors who received remuneration, and of the officers and directors as a group.


Name of Individual        Capacities in Which                Remuneration
                                                             ------------
Identity of Group         Remuneration was Received      October 31  October 31,
-----------------         -------------------------        1997        1996


James F. Smith            President and Chief Executive
                          Officer and Director             $30,000     $14,950

Sam E. Nicholson            Vice President, Secretary
                                       and Treasurer        33,350       7,500
Officers and
directors as a group
(8 persons)                                                $76,350     $22,450



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


     As of February 10, 1998 set forth below are the numbers of shares and the percentage of outstanding shares of Common Stock of the Company held of record by each of the 3 highest paid persons who are officers and directors of the Company, by all officers and directors as a group, and by each shareholder who owns more than 10 percent of any class of the Company's securities, including those shares subject to outstanding options or warrants:

Title of               Name and Address                      Amount    Percent
 Class                  of Owner                               Owned  of Class
--------------------------------------------------------------------------------

Common Stock           James F. Smith(1)(2)                   34,000      3.3%
                       4925 Greenville Ave. Ste 717
                       Dallas, TX  75206

Common Stock           James E. Mitschke                      40,000      3.9%
                       4925 Greenville Ave. Ste 717
                       Dallas, TX  75206

Common Stock           Sam E. Nicholson                       10,000      1.0%
                       4925 Greenville Ave. Ste 717
                       Dallas, TX  75206

Common Stock           Sammie S. Smith(2)                    105,000     10.2%
                       4925 Greenville Ave. Ste 717
                       Dallas, TX  75206

Common Stock           Officers and Directors                159,000     15.4%
                       as a group (8 persons)

Common Stock           Russo Securities, Inc.(3)
                       128 Sand Lane
                       Staten Island, NY 10305


---------------
(1) Mr. Smith holds 10,000 shares of record and 21,000 are held by two trusts of which Mr. Smith is the trustee. One trust benefits Mr. Smith's children and holds 15,000 shares, and the other trust benefits the Company's employees and holds 9,000 shares.

(2) Mr. and Mrs. Smith are husband and wife. They each disavow any beneficial interest in the shares held of record or beneficially by the other.

(3) In September 1997 the Company sold 100,000 shares of its Common stock to Russo Securities, Inc. ("Russo") which is further explained in Notes to 4 and 5 of Notes to Financial Statements. The Shares were issued using an S-8 Registration, filed with the SEC. In December 1997 the Company requested a confirmation from Russo as to the number of shares directly owned by Russo. On December 22, 1997 Russo reported to the company that Russo and its customers held in excess of 100,000 shares of General American Royalty, Inc. common stock. As of this date the Company is unable to determine the exact number of shares directly owned by Russo.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


     Eagle Equity Oil & Gas L.P., an entity under the control of Lawrence E. Steinberg, on July 24, 1996 loaned $140,000 to the Company. The loan was due on September 23, 1996, provided for interest at 12 percent a year, and was collateralized by the properties in the Basin Fruitland Coal Field, San Juan County, New Mexico purchased by the Company from the proceeds of the loan. The loan was paid down to $40,000 by August 31, 1996 from the proceeds of the sale of securities by the Company.

     On August 13, 1996 Eagle Equity Oil & Gas L.P. loaned an additional $130,000 to the Company. The loan was due October 14, 1996, provided for interest at 12 percent a year, and was collateralized by the oil and gas properties in the Basin Fruit land Coal Field, the Alta Mesa Gas Field in Brooks County, Texas and the North Wilton Strawn Waterflood Unit in Young County, Texas and a life insurance policy on the president of the Company.

     The loans were paid off in January 1997 from the proceeds of a bank loan made to the Company. In July 1997 the bank loan of $200,000 was repaid from a $300,000 loan from Eagle Equity Oil & Gas L.P. due February 28, 1998 and bears interest at 14%.

     Mr. Lawrence E. Steinberg, who controls Eagle Equity Oil & Gas L.P., contemporaneously with the transactions described above, purchased 100,000 shares of Common Stock of the Company for $100 from James F. Smith, president and a director of the Company. He holds 30,000 of these shares in his name and 35,000 in each of two trusts for his children.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     Item 3(i) and (ii). The articles of incorporation and by-laws,  as filed in item 2 of Part III of the Company's Form 10-SB dated March 26, 1997, are hereby incorporated by reference.

     Item 10. The agreement between the Company and Russo Securities dated September 12, 1997, as filed in exhibit 4(a) of item 8 of the Company's report on Form 8-K dated September 16,1997, is hereby incorporated by reference.

     Item 27. Financial data schedule.

(b) Reports on Form 8-K. None filed.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             GENERAL AMERICAN ROYALTY, INC.
                                             ------------------------------
                                                      (Registrant)

                                             /s/ James F. Smith
                                             ----------------------------
                                             James F. Smith, Director, President
                                             and Chief Executive Officer

                                             Date   February 12, 1998
                                                    -----------------


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/  James E. Mitschke                      /s/   Bill L. Bledsoe
--------------------------------            -----------------------------
James E. Mitschke, Director,                Bill L. Bledsoe, Director
Executive Vice President

Date   February 12, 1998                    Date   February 12, 1998
     ---------------------                       -------------------

/s/  Malcolm E. Wilson                      /s/ Sam E. Nicholson
--------------------------------            -----------------------------------
Malcolm E. Wilson, Jr., Director            Sam E. Nicholson, Vice President, Secretary
                                            Treasurer and Chief Financial Officer

Date   February 12, 1998                    Date   February 12, 1998
     ---------------------                       -------------------



                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
General American Royalty, Inc.
Dallas, Texas

We have audited the accompanying balance sheet of General American Royalty, Inc. as of October 31, 1997, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of General American Royalty, Inc. as of October 31, 1997, and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has negative working capital of $281,934 at October 31, 1997 and has suffered significant losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




HEIN + ASSOCIATES LLP

Dallas, Texas
December 10, 1997

                        Report of Independent Accountants



We have audited the statements of operations, stockholders' equity and cash flows of General American Royalty, Inc. for the year ended October 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above presents fairly, in all material respects, the results of operations and cash flows of General American Royalty, Inc. for the year ended October 31, 1996, in conformity with generally accepted accounting principals.

Coopers & Lybrand L.L.P.

Dallas, Texas
November 30, 1996


                         GENERAL AMERICAN ROYALTY, INC.

                                  BALANCE SHEET

                                OCTOBER 31, 1997

                                     ASSETS
                                     ------


CURRENT ASSETS:
   Cash                                                                                 $    14,967
   Accounts receivable, oil and gas                                                          26,224
   Accounts receivable, other                                                                 1,750
   Prepaid expenses                                                                           4,819
                                                                                        -----------
                  Total current assets                                                       47,760
                                                                                        -----------

ROYALTY INTERESTS IN OIL AND GAS PROPERTIES, less accumulated                               466,966
   depletion of $100,230

PREPAID CONSULTING FEES                                                                      50,717

OTHER ASSETS, net of accumulated depreciation and amortization of $4,496                      7,491
                                                                                        -----------

                           Total assets                                                 $   572,934
                                                                                        ===========

                                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                                $    24,886
   Accounts payable - shareholder                                                             4,808
   Note payable to shareholder                                                              300,000
                                                                                        -----------
                  Total current liabilities                                                 329,694

COMMITMENTS (Note 6)

STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued or
     outstanding                                                                               --
   Common stock, $.001 par value, 20,000,000 shares authorized, 1,031,500 shares
     issued and outstanding                                                                   1,032
   Additional paid-in capital                                                             1,245,647
   Accumulated deficit                                                                   (1,003,439)
                                                                                        -----------
                  Total stockholders' equity                                                243,240

                           Total liabilities and stockholders' equity                   $   572,934
                                                                                        ===========





              See accompanying notes to these financial statements.

                         GENERAL AMERICAN ROYALTY, INC.

                            STATEMENTS OF OPERATIONS


                                             FOR THE YEARS ENDED OCTOBER 31,
                                                  1997            1996
                                               -----------    -----------
REVENUES:
   Oil and gas royalty income                  $   194,583    $    60,751
   Other income                                      3,333           --
                                               -----------    -----------
                  Total revenues                   197,916         60,751
                                               -----------    -----------

COST AND EXPENSES:
   Production taxes and transportation costs        38,281         10,716
   General and administrative expense              887,536         71,814
   Amortization of deferred financing costs         35,313         83,846
   Depletion and amortization expense               79,346         21,481
   Interest expense                                 28,769          5,004
                                               -----------    -----------
                  Total costs and expenses       1,069,245        192,861
                                               -----------    -----------

NET LOSS                                       $  (871,329)   $  (132,110)
                                               ===========    ===========

BASIC AND DILUTED NET LOSS PER COMMON SHARE    $     (0.94)   $     (0.17)
                                               ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                     929,197        766,356
                                               ===========    ===========











              See accompanying notes to these financial statements.


                         GENERAL AMERICAN ROYALTY, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE YEARS ENDED OCTOBER 31, 1997 AND 1996


                                                                 ADDITIONAL                   TOTAL
                                         COMMON STOCK             PAID-IN     ACCUMULATED   STOCKHOLDERS'
                                         ------------
                                      SHARES       AMOUNT         CAPITAL       DEFICIT        EQUITY
                                      ------       ------        ----------   -----------   -------------
BALANCES, November 1, 1995                --     $      --     $      --     $      --      $      --
   Sale of common stock                763,000           763        42,455          --           43,218
   Common stock issued for
      oil and gas interests             57,000            57        56,943          --           57,000
   Offering of common stock
      and other warrants, net of
      offering costs                    90,000            90       498,821          --          498,911
   Net loss                               --            --            --        (132,110)      (132,110)
                                   -----------   -----------   -----------   -----------    -----------

BALANCES, October 31, 1996             910,000           910       598,219      (132,110)       467,019
Exercise of common stock
   warrants, net of related
   costs                                11,500            12        56,838          --           56,850
Exercise of common stock
   options by consultants              110,000           110       590,590          --          590,700
Net loss                                  --            --            --        (871,329)      (871,329)
                                   -----------   -----------   -----------   -----------    -----------

BALANCES, October 31, 1997           1,031,500   $     1,032   $ 1,245,647   $(1,003,439)   $   243,240
                                   ===========   ===========   ===========   ===========    ===========









              See accompanying notes to these financial statements.


                         GENERAL AMERICAN ROYALTY, INC.

                            STATEMENTS OF CASH FLOWS


                                                                  FOR THE YEARS ENDED OCTOBER 31,
                                                                       1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                          $(871,329)   $(132,110)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depletion and amortization                                       79,346       21,481
       Amortization of deferred financing costs                         35,313       83,846
       Non-cash payment of stock for services                          539,983          508
       Change in accounts receivable                                     6,419      (34,393)
       Change in prepaid expenses                                       (1,985)      (2,834)
       Change in accounts payable                                       16,672       13,022
       Change in other assets                                             (206)      (4,029)
                                                                     ---------    ---------
                  Net cash used in operating activities               (195,787)     (54,509)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of furniture and equipment                                  (1,991)        --
   Purchase of royalty interests                                          --       (510,196)
                                                                     ---------    ---------
                  Net cash used in investing activities                 (1,991)    (510,196)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock                                             56,850      432,621
   Proceeds from borrowings                                            130,000      170,000
   Payments for deferred financing costs                               (12,021)        --
                                                                     ---------    ---------
                  Net cash provided by financing activities            174,829      602,621
                                                                     ---------    ---------

NET CHANGE IN CASH                                                     (22,949)      37,916
CASH, beginning of year                                                 37,916         --
                                                                     ---------    ---------
CASH, end of year                                                    $  14,967    $  37,916
                                                                     =========    =========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Contribution of securities by shareholder                         $    --      $ 109,000
                                                                                  =========
   Purchase of royalty interests with stock                          $    --      $  57,000
                                                                                  =========
   Purchase of prepaid consulting fees with common stock options     $  50,717    $    --
                                                                     =========    =========

SUPPLEMENTAL INFORMATION -
   Cash paid for interest                                            $  28,155    $   4,126
                                                                     =========    =========








              See accompanying notes to these financial statements.

                         GENERAL AMERICAN ROYALTY, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     General American Royalty, Inc. ("the Company") was incorporated on December 28, 1992 in the state of Delaware as Hermes Capital Management, Inc. and was inactive until it changed its name on October 23, 1995 to General American Royalty, Inc. The Company is engaged in the business of acquiring and managing producing oil and gas royalty, overriding royalty and mineral interests in Texas and New Mexico.

     Cash and Cash Equivalents
     -------------------------

     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     Royalty Interests in Oil and Gas Properties
     -------------------------------------------

     Costs of acquiring interests in producing royalty interests, including evaluation costs, are capitalized and depleted on a straight-line basis over the estimated lives of the related reserves. The Company estimated the lives of reserves to be ten years in fiscal year 1996 and revised the estimate to seven years in fiscal year 1997. This change in accounting estimate resulted in an increase in the net loss and basic and diluted net loss per share for the year ended October 31,1997 of $22,128 and $.02, respectively. The Company owns a large number of interests whose acquisition costs are not individually significant. The Company annually reviews significant properties for impairment by comparing undiscounted estimated future net cash flows to the carrying amount of the asset. If impairment is indicated, the asset is written down to its estimated fair value. Depreciation and depletion expense for producing royalty interests was $78,848 and $21,381 for the years ended October 31, 1997 and 1996, respectively.

     Other Property
     --------------

     Property and equipment is primarily office equipment, and is carried at cost. Depreciation is provided using the straight-line method over estimated useful lives of three years. Gain or loss on retirement or sale or other disposition of assets is included in income in the period of disposition. Depreciation expense for other property and equipment was $398 for the year ended October 31, 1997.

     Loss Per Share
     --------------

     Loss per share is calculated in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share". Earnings or loss per share is based on the weighted average number of shares of common stock outstanding during the period. As of October 31, 1997 the Company had no outstanding options, warrants or other potentially dilutive securities.

     Income Taxes
     ------------

     Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due, if any, plus net deferred taxes related primarily to differences between the bases of assets and liabilities for financial and income tax reporting. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets include recognition of operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes. Valuation allowances are recognized to limit recognition of deferred tax assets where appropriate. Such allowances may be reversed when circumstances provide evidence that the deferred tax assets will more likely than not be realized.

                         GENERAL AMERICAN ROYALTY, INC.

                          NOTES TO FINANCIAL STATEMENTS

     Impact of Recently-Issued Accounting Standards
     ----------------------------------------------

     Statement of Financial Accounting Standards 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, Statement 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. Statement 130 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, the standard may have on the Company's future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.

     Continuation as a Going Concern
     -------------------------------

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has negative working capital of $281,934 at October 31, 1997 and has suffered significant losses from operations, which raise substantial doubt about its ability to continue as a going concern. It is management's opinion that sufficient capital can be raised from various sources to provide for the ongoing operation and development of the Company and allow it to acquire additional producing royalty interests.

     Use of Estimates and Certain Significant Estimates
     --------------------------------------------------

     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. Significant assumptions are required in the estimation of future net cash flows, which as described above may affect the amount at which oil and gas properties are recorded. It is at least reasonably possible those estimates could be revised in the near term and those revisions could be material.

2.   NOTES PAYABLE
     -------------

     As of October 31, 1997, the Company has a $300,000 note payable to a shareholder that bears interest at 14% and is due on February 28, 1998. Interest on this note is payable monthly with the principal due at maturity. The note is collateralized by various royalty and overriding royalty interests of the Company and is personally guaranteed by the Company's president.

     In connection with the note above and another note entered into and paid during fiscal 1997, the Company recorded $12,021 of deferred financing costs. For the year ended October 31, 1997, $10,159 of this amount was charged to operations.

     In connection with a note payable entered into by the Company during fiscal 1996, the Company's president transferred 110,000 shares of his benefically owned common stock to the lender at closing in July 1996. The Company has recorded $109,000 as contributed capital for the value of the shares transferred and recognized the entire amount as deferred financing costs. For the years ended October 31, 1997 and 1996, $25,154 and $83,846, respectively, of this amount has been charged to operations.

                         GENERAL AMERICAN ROYALTY, INC.

                          NOTES TO FINANCIAL STATEMENTS

3.   RELATED PARTY TRANSACTIONS
     --------------------------

     As of October 31, 1997 the Company has a non-interest bearing payable for operating advances due to the Company's president for approximately $4,800.

4.   EQUITY TRANSACTIONS
     -------------------

     The Company closed its initial offering of common stock and warrants on October 31, 1996. The offering consisted of the sale of 90,000 units at $5.00 per unit. Each unit consisted of one share of common stock and one stock purchase warrant entitling the holder to one share of common stock of the Company at a purchase price of $5.00. The Company could call in the warrants on fifteen days notice, if not exercised by the holder prior to the expiration of a fifteen-day notice period, if the Company's common stock trade at or above $6.00 reported closing bid or trade price for ten consecutive trading days. Costs incurred in connection with the stock offering totaling $60,089 were recorded as a reduction of additional paid-in capital. During fiscal 1997, warrants were exercised for 11,500 shares. The remaining warrants expired on July 31, 1997.

     During fiscal 1997, the Company issued options to three different entities, in exchange for services. Russo Securities, Inc., a member of the New York Stock Exchange, received options to purchase 100,000 shares of common stock. Another broker dealer, which is a member of the National Association of Securities Dealers, was granted options to purchase 5,000 shares of common stock. In addition, a financial public relations firm received options to purchase 5,000 shares of common stock. All three entities exercised their options in September 1997. The options are described in
     Note 5. The fair market value of the options at the date of grant was $590,700. Of this amount, $50,717 was recorded as prepaid consulting fees and $539,983 was recorded as general and administrative expense for the year ended October 31, 1997. The prepaid consulting fees are being amortized over three years, on two of the contracts.

     During fiscal 1996, the Company purchased two royalty interests for cash and 57,000 shares of common stock valued at $1.00 per share.

5.   STOCK BASED COMPENSATION
     ------------------------

     Incentive Stock Option Plan
     ---------------------------

     In September 1997, the Company adopted an incentive stock option plan for certain key officers and directors under which 2,500,000 shares of the Company's common stock may be issued. The option price will be determined by the Board of Directors at the date of grant and the term will be five years from the date of grant to expiration. There were no options issued pursuant to this plan during fiscal 1997.

     Stock Options
     -------------

     The Company granted non-qualified stock options to three corporations to purchase the Company's common stock at $0.01 per share. The options were exercisable from September 12, 1997 to September 11, 2000. The options were exercised on September 18, 1997.

     The following is a summary of activity for the stock options granted for the year ended October 31, 1997 (there were no options granted during 1996):

                         GENERAL AMERICAN ROYALTY, INC.

                          NOTES TO FINANCIAL STATEMENTS


                                                         OCTOBER 31, 1997
                                                       --------------------
                                                                   Weighted
                                                                   Average
                                                        Number     Exercise
                                                        of Shares  Price
                                                        ---------  --------

                  Outstanding, beginning of year             --        --

                      Canceled or expired                    --        --
                      Granted                            110,000   $   0.01
                      Exercised                         (110,000)     (0.01)
                                                        --------   --------

                 Outstanding, end of year                    --        --
                                                        ========   ========

     Presented below is a comparison of the weighted average exercise prices and market prices of the Company's common stock on the measurement date for the stock options granted during fiscal year 1997. The exercise price was less than the market price on each of the options. There were no options granted during 1996.


                                      1997
                                      ----
                    Number           Exercise         Market
                    of Shares         Price            Price
                    ---------       ---------       ---------

                     110,000           0.01           $ 5.37
                    =========       =========       =========

6.   COMMITMENTS
     -----------

     The Company has entered into several non-cancellable operating leases for office space and equipment. The office space lease requires monthly payments of approximately $2,900 until October 1999. The equipment leases require monthly payments totaling $400 until various dates, the last ending December 2000. Rental expense was $34,970 and $1,928 for the years ended October 31, 1997 and 1996, respectively.

     Contractual payments under non-cancellable operating leases as of October 31, 1997 are as follows:


            Year Ending October 31,

                     1998                                  $  39,532
                     1999                                     39,565
                     2000                                        101
                                                           ---------
                                                          $   79,198

7.   CONCENTRATION OF CREDIT RISK

     Financial instruments that subject the Company to credit risk consist principally of oil and gas receivables. The receivables are primarily from large companies in the oil and gas business. These parties are primarily located in the Southwestern region of the United States.

                         GENERAL AMERICAN ROYALTY, INC.

                          NOTES TO FINANCIAL STATEMENTS

     The Company has the following concentrations in volume of oil and gas sales revenue:


                      Customer                               1997
                      --------                              -----
                         A                                    48%
                         B                                    23%

     Additionally, the two customers above accounted for a total of 69% of accrued oil and gas sales as of October 31, 1997.

8.   INCOME TAXES
     ------------

     In fiscal 1997, the Company incurred a loss for both tax and financial statement purposes and accordingly, recorded no Federal or state income tax expense.

     A reconciliation of income tax benefit computed at the federal statutory rate and the Company's income tax provision of $0 for the year ended October 31, 1996 is as follows:


     Pretax loss at statutory rate                          $(16,410)

     State taxes                                              (1,158)
     Meals and entertainment                                   1,024
     Key man life insurance                                      131
                                                            --------
     Deferred tax asset valuation allowance                 $ 16,413
                                                            ========

     The Company's deferred income tax balance at October 31, 1997 and 1996 consisted of the following:


                                                             OCTOBER 31,
                                                       ----------------------
                                                         1997         1996
                                                       ---------    ---------
     Deferred tax assets:
        Net operating loss carryforward                 $ 310,872   $  16,413
        Valuation allowance                              (310,872)    (16,413)
                                                        ---------   ---------
     Net deferred income tax asset                       $   --     $    --
                                                        =========   =========

     The change in the valuation allowance of $294,459 for the year ended October 31, 1997 is primarily due to the increase in the net operating loss.

     The Company has a net operating loss carryforward of approximately $914,000, which will expire, if unused, in 2011 to 2012.

9.   SUBSEQUENT EVENT
     ----------------

     In November 1997, the Company granted 1,606,000 common stock options under the incentive stock option plan to the members of the Board of Directors. The options are exercisable at $5.25 per share and expire in November 2002. The market price at the date of grant was $5.00 per share.

                         GENERAL AMERICAN ROYALTY, INC.

                          NOTES TO FINANCIAL STATEMENTS

10.  SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

     The following table sets forth certain information with respect to the oil and gas producing activities of the Company:


     Net capitalized costs related to oil and gas producing activities:
         Proved properties                                        $   567,196
         Less accumulated depletion, depreciation and amortization   (100,230)
                                                                  -------------
                  Net oil and gas property costs                  $    466,966
                                                                  =============

     The Company incurred no exploration or development costs during the fiscal years ended October 31, 1997 and 1996. The Company incurred proved property acquisition costs of $0 and $567,196 in fiscal years 1997 and 1996, respectively.

     The following table, based on information prepared by an independent petroleum engineer, summarizes changes in the estimates of the Company's net interest in total proved reserves of crude oil and condensate and natural gas, all of which are domestic reserves:

                                                      Oil                Gas
                                                    (Barrels)           (MCF)

       Balance, October 31, 1996                      13,209           462,601
       Production                                     (1,722)          (62,244)
                                                  ----------        ----------
       Balance, October 31, 1997                      11,487           400,357
                                                  ==========        ==========

     The foregoing reserves are all classified as proved developed at October 31, 1997. Proved oil and gas reserves are the estimated quantities of crude oil, condensate and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. The above estimated net interests in proved reserves are based upon subjective engineering judgments and may be affected by the limitations inherent in such estimation. The process of estimating reserves is subject to continual revision as additional information becomes available as a result of drilling, testing, reservoir studies and production history. Additionally, as the Company owns royalty interests rather than working interests, and is not party to the operating agreements of the various properties, there may be additional considerations concerning the evaluated properties of which the Company and the independent reserve engineer may not be aware. These considerations could materially affect the reserve estimates.

11.  STANDARDIZED MEASURE OF DISCOUNTED IN FUTURE NET CASH FLOWS (UNAUDITED)
     ----------------------------------------------------------------------

     The standardized measure of discounted future net cash flows at October 31, 1997, relating to proved oil and gas reserves is set forth below. The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and, as such, do not necessarily reflect the Company's expectations of actual revenues to be derived from those reserves nor their present worth. The limitations inherent in the reserve quantity estimation process are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.

                         GENERAL AMERICAN ROYALTY, INC.

                          NOTES TO FINANCIAL STATEMENTS

     Future cash inflows                                        $ 1,298,000
     Future ad valorem and severance taxes                         (111,000)
                                                                -----------

     Future net cash flows, before income tax                     1,187,000
     Future income taxes                                               --

     Future net cash flows                                        1,187,000
     10% annual discount                                           (478,000)

     Standardized measure of discounted future net cash flows   $   709,000
                                                                ===========

     Future net cash flows were computed using year-end prices and costs, and year-end statutory tax rates (adjusted for permanent differences) that relate to existing proved oil and gas reserves at year end. The following are the principal sources of change in the standardized measure of discounted net cash flows:


     Sale of oil and gas produced, net of production costs      $ (156,000)
     Net changes in prices and production costs                    (81,000)
     Revisions and other                                            27,000
     Accretion of discount                                          68,000
     Net change in income taxes                                    169,000
                                                                ----------
        Net change                                                  27,000
     Balance, beginning of year                                    682,000
                                                                ----------
     Balance, end of year                                       $  709,000
                                                                ==========