Form 10QSB
period 1998-01-31
GENERAL AMERICAN ROYALTY INC
filed 1998-03-17
CIK 1014491

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington. D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended January 31, 1998

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         As of January 31, 1998, there were 1,031,500 shares of the Registrant's Common Stock, par value $.001 per share, outstanding.

         Traditional Small Business Disclosure Format (check one):
Yes__ No  X

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                         GENERAL AMERICAN ROYALTY, INC.
                                  BALANCE SHEET

                                                             January 31, 1998  October 31,
                                                               (Unaudited)        1997
                                                             ---------------- ------------
                                      ASSETS
Current assets:
   Cash                                                        $     2,806    $    14,967
   Accounts receivable-oil & gas                                    27,047         26,224
   Accounts receivable-other                                         1,650          1,750
   Prepaid expenses                                                  4,115          4,819
                                                               -----------    -----------

Total Current Assets                                                35,618         47,760

Royalty interest in oil and gas properties, less accumulated
   depletion of $119,723 and $100,230                              447,474        466,966
Prepaid Consulting Fees                                             46,242         50,717
Other assets, net of amortization
 of $5,822 and $4,496                                                 6,165         7,491
                                                               -----------    -----------
Total Assets                                                   $   535,499    $   572,934
                                                               ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                            $    41,582    $    24,886
   Accounts payable-shareholder                                      2,216          4,808
   Note payable shareholder                                        307,500        300,000
                                                               -----------    -----------
Total current liabilities                                          351,298        329,694

Commitments

Total liabilities                                                  351,298        329,694
                                                               -----------    -----------
Stockholders' equity:
Common stock, $.001 par value, 20,000,000 shares authorized,
   1,031,500 issued and outstanding                                  1,032          1,032
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued or outstanding
Additional paid-in capital                                       1,245,647      1,245,647
Accumulated deficit                                             (1,062,478)    (1,003,439)
                                                               -----------    -----------
Total stockholders' equity                                         184,201        243,240
                                                               -----------    -----------
      Total liabilities and stockholders' equity               $   535,499    $   572,934
                                                               ===========    ===========


The accompanying notes are an integral part of the financial statements.

                         GENERAL AMERICAN ROYALTY, INC.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                               For the Three Months Ended
                                                        January 31,
                                               --------------------------
                                                    1998           1997
                                               -----------    -----------
Revenues:
Oil and gas royalty income                     $    41,756    $    54,780
                                               -----------    -----------
Cost and expenses:

   Production taxes and transportation costs         4,481          9,430
   General and administrative                       64,860         84,122
   Amortization of deferred financing costs          1,135         25,154
   Depreciation, depletion and amortization         19,683         14,253
   Interest Expense                                 10,636          5,142
                                               -----------    -----------
          Total Cost and expense               $   100,795    $   138,101
                                               -----------    -----------
Net loss                                       $   (59,039)   $   (83,321)
                                               ===========    ===========
Basic and diluted net loss per common share           (.06)          (.09)
                                               ===========    ===========
Weighted average number of common
 shares outstanding                              1,031,500        910,000
                                               ===========    ===========











The accompanying notes are an integral part of the financial statements.

                         GENERAL AMERICAN ROYALTY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Three Months Ended
                                                                January 31,
                                                           1998         1997
                                                        ----------------------
Cash flows from operating activities:
Net loss                                                $ (59,039)   $ (83,321)
   Adjustments to reconcile net loss to net cash used
      in operating activities
         Depletion and amortization                        19,683       14,253
         Amortization of deferred financing costs           1,135       25,154
         Increase in accounts receivable                     (723)     (13,342)
         Decrease in prepaid expenses                       5,179        2,466
         Increase in accounts payable                      14,104       22,522
         Decrease in other assets                            --         (5,873)
                                                        ---------    ---------
Net cash used in operating activities                     (19,661)     (38,141)

Cash flows from investing activities:
     Purchase of equipment                                   --         (1,125)
                                                        ---------    ---------
Net cash used in investing activities                           0       (1,125)

Cash flows from financing activities:
Proceeds from borrowings                                   15,000      200,000
Payments on borrowings                                     (7,500)    (170,000)
                                                        ---------    ---------
         Net cash provided by financing activities          7,500       30,000
                                                        ---------    ---------
Net decrease in cash                                      (12,161)      (9,266)

Cash at beginning of period                                14,967       37,916
                                                        ---------    ---------
Cash at end of period                                   $   2,806    $  28,650
                                                        =========    =========


Supplemental Information:
   Cash paid for interest                               $  10,586    $   5,143
                                                        =========    =========







The accompanying notes are an integral part of the financial statements.


                         GENERAL AMERICAN ROYALTY, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)



                                                                 Additional                       Total
                                         Common Stock             Paid-In       Accumulated    Stockholders'
                                    ----------------------      -----------     -----------    ------------
                                      Shares       Amount         Capital         Deficit         Equity
                                    ---------    ---------      -----------     -----------    ------------
Balance at October 31, 1997         1,031,500    $   1,032      $ 1,245,647    $ (1,003,439)   $ 243,240

Net loss                                 -            -                -            (59,039)     (59,039)
                                    ----------    ----------     ----------     -----------      -------

Balance January 31, 1987            1,031,500    $   1,032      $ 1,245,647    $ (1,062,478)   $ 184,201
                                    ==========    =========      ==========     ===========      =======

















The accompanying notes are an integral part of the financial statements.

                         GENERAL AMERICAN ROYALTY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



The accompanying unaudited financial statements reflect the financial position as of January 31, 1998 and the results of operations and cash flows of General American Royalty, Inc. (the "Company") for the three month period ended January 31, 1998 and January 31, 1997. The financial statements have been prepared in conformity with generally accepted accounting principals and contain such adjustments as management feels are necessary to present fairly, in all material aspects, the financial position and results of operations of the Company.


1.  Summary of Significant Accounting Policies:
    ------------------------------------------

General American Royalty, Inc. (the "Company") was incorporated on December 28, 1992 in the state of Delaware as Hermes Capital Management, Inc. and was inactive until it changed its name on October 23, 1995 to General American Royalty, Inc. The Company is engaged in the business of acquiring and managing producing oil and gas royalty, overriding royalty and mineral interests in Texas and New Mexico.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Royalty Interests in Oil and Gas Properties
-------------------------------------------

Costs of acquiring interests in producing royalty interests, including evaluation costs, are capitalized and depleted on a straight-line basis over the estimated lives of the related reserves. The Company estimated the lives of reserves to be ten years in fiscal year 1996 and revised the estimate to seven years in fiscal year 1997. This change in accounting estimate resulted in an increase in the net loss and basic and diluted net loss per share for the three months ended January 31,1998 of $5,314 and $.005, respectively. The Company owns a large number of interests whose acquisition costs are not individually significant. The Company annually reviews significant properties for impairment by comparing undiscounted estimated future net cash flows to the carrying amount of the asset. If impairment is indicated, the asset is written down to its estimated fair value

                         GENERAL AMERICAN ROYALTY, INC.
                    NOTES TO FINANCIAL STATEMENTS, Continued



Other Property
--------------

Property and equipment is primarily office equipment, and is carried at cost. Depreciation is provided using the straight-line method over estimated useful lives of three years. Gain or loss on retirement or sale or other disposition of assets is included in income in the period of disposition.

Loss Per Share
--------------

Loss per share is calculated in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share". Earnings or loss per share is based on the weighted average number of shares of common stock outstanding during the period. As of January 31, 1998 the Company had no outstanding options, warrants or other potentially dilutive securities.

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

Continuation as a Going Concern
-------------------------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has negative working capital of $315,680 at January 31, 1998 and has suffered significant losses from operations, which raise substantial doubt about its ability to continue as a going concern. It is management's opinion that sufficient capital can be raised from various sources to provide funding to repay short term debt and allow the Company to acquire additional producing royalty interests that will generate sufficient cash flow to cover general and administrative expenses.

                         GENERAL AMERICAN ROYALTY, INC.
                    NOTES TO FINANCIAL STATEMENTS, Continued



Use of Estimates and Certain Significant Estimates

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


2.  Notes Payable
-----------------

As of January 31, 1998, the Company has a $307,500 note payable to a shareholder that bears interest at 14% and is due on March 31, 1998. Interest on this note is payable monthly with the principal due at maturity. The note is collateralized by all royalty and overriding royalty interests of the Company and is personally guaranteed by the Company's president.

In connection with the note above, the Company recorded $5,961 of deferred financing costs during fiscal 1997. For the three months ended January 31, 1998, $1,135 of this amount was charged to operations.


3.  Related Party Transactions
------------------------------

As of January 31, 1998 the Company has a non-interest bearing payable for unreimbursed expenses due to the Company's president for approximately $2,200.


4.  Equity Transactions
-----------------------

During fiscal 1997, the Company issued options to three corporate entities in exchange for financial public relations and investment banking services. The fair market value of the options at the date of grant was $590,000. Of this amount, $50,717 was recorded as prepaid consulting fees of which $4,475 of amortization expense was included in general and administrative expense for the three months ended January 31, 1998. The prepaid consulting fees are being amortized over the three year life of the contracts.

                         GENERAL AMERICAN ROYALTY, INC.
                    NOTES TO FINANCIAL STATEMENTS, Continued



5.  Stock Based Compensation
    ------------------------

Incentive Stock Option Plan
---------------------------

In September 1997, the Board of Directors approved an incentive stock option plan for certain key officers and directors under which 2,500,000 shares of the Company's common stock may be issued. The plan must be ratified and approved by the Company's shareholders. There were 2,100,000 options granted to key officers and directors during the three months ended January 31, 1998. The options are exercisable, beginning November 1998, at $5.25 per share and expire in November 2002. The market price at the date of grant was $5.00 per share.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES


         Sales of crude oil and natural gas from royalty and overriding royalty interests have been the Company's principal internal source of liquidity. Monthly sales have not reached a sufficient level to cover administrative and overhead expenses. Growth in the Company's sales is expected to be the result of acquiring additional producing crude oil and natural gas royalty interests. As of January 31, 1998 the Company had acquired, for approximately $567,000, royalty and mineral interests that have generated net revenues of approximately $243,000 since their acquisition by the Company.


         The Company completed offerings of its common stock and incurred bank debt during the previous year as its primary sources of external capital. Proceeds from these financings were used to acquire royalty interests in producing crude oil and natural gas wells and for working capital. The Company intends to direct its efforts and resources toward the acquisition(s) of producing royalty and mineral interests..


         Specifically, the Company anticipates that proceeds from the sale of its equity securities in public and private offerings will serve as the principal source of capital for acquisition of royalty interests and retirement of debt. After closing the unit equity offering in 1997, the Company was prohibited from obtaining additional equity capital until January 1998 to comply with securities regulations on integration of offerings. This has restricted the Company's ability to acquire royalty assets and to repay short-term debt obligations as they become due with permanent equity capital. During the fiscal year ended October 1997, the Company did not acquire any mineral and royalty interests.


         In June 1997 the Company borrowed $300,000 from an entity controlled by a shareholder and used the proceeds to repay a $200,000 bank loan and for working capital. This obligation is due on March 31, 1998 and is expected to be repaid with proceeds from the sale of producing royalty interests owned by the Company, a private placement of equity securities or by refinancing with another lender. If the Company is unable to satisfy or extend this obligation, it will have a severe adverse impact on the Company. In the future, short-term debt secured by producing royalty interests will be utilized as an interim source of financing for royalty acquisition activities. When necessary the Company may sell certain of its mineral and royalty interests to satisfy such debt obligations.

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



RESULTS OF OPERATIONS


Three Months Ended January 31, 1998 Compared to the Three Months Ended January 31, 1997


Revenues

         Revenues for the three months ended January 31, 1998 were $41,756 compared with $54,780 in 1997. The decrease in revenues for the three months ended January 31, 1998 are due to the decreased crude oil and natural gas production of approximately 18% and a 14.5% decrease in the price of natural gas, although oil prices were comparable for both periods.

Costs and Expenses

         Production  Taxes  and  Transportation  Costs.   Production  taxes  and
         ---------------------------------------------
transportation costs, as a percentage of gross revenues, decreased 7%, for the three months ended January 31, 1998 as compared to the three months ended January 31, 1997. The decrease is attributable to a new gas sales contract which eliminated processing and transportation costs on properties which account for approximately 48% of the Company's revenues.

         General  and  Administrative   Expenses.   General  and  administrative
         ---------------------------------------
expenses ("G&A") decreased from $84,122 for the three months ended January 31, 1997 to $64,860 for the comparable period in 1998. The decrease in G&A expenses for 1998 was primarily attributable to a decrease in salaries paid to certain officers.

         Depletion,  Depreciation and Amortization.  Depletion, depreciation and
         -----------------------------------------
amortization ("DD&A"), increased to $19,683 for the three months ended January 31, 1998 compared to $14,253 for the comparable period in 1997. The increase is primarily due to a change, from 10 years to 7 years, in the estimate life used in the straight-line depletion of the royalty interests in oil and gas properties, as described in Note 1.

         Interest expense.  The increase in interest expense from $5,142 for the
         ----------------
three months ended January 31, 1997 to $10,636 for the three months ended January 31, 1998 is two fold, more debt and a higher interest rate. The Company had debt of $200,000 at a rate of 10% in 1997 as compared to $307,500 at a rate of 14% in 1998.

                           PART II - OTHER INFORMATION


ITEM 5 - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

     Item 3(i) and (ii). The articles of incorporation and by-laws,  as filed in
Item 2 of Part III of the Company's Form 10-SB dated March 26, 1997, are hereby incorporated by reference.

     Item 27 Financial data schedule.

(b)      Reports on Form 8-K. None filed.




                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         GENERAL AMERICAN ROYALTY, INC.
                                         ------------------------------
                                                  (Registrant)




Date    March 17, 1998                   ------------------------------
     -------------------                 James F. Smith,
                                         President and Chief Executive Officer





Date    March 17, 1998                   ------------------------------
     ------------------                  Sam E. Nicholson,
                                         Treasurer and Chief Financial Officer