Form 10QSB
period 1998-04-30
GENERAL AMERICAN ROYALTY INC
filed 1998-06-12
CIK 1014491

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington. D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 30, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from         to
                                                 -------    -------
                         Commission file number 1-12835


                         GENERAL AMERICAN ROYALTY, INC.
             (Exact name of registrant as specified in its charter)


                  Delaware                                 75-2468002
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)               Identification No.)

                          One Energy Square, Suite 1005
                             4925 Greenville Avenue
                                  Dallas, Texas
                    (Address of principal executive offices)
                                      75206
                                   (Zip Code)
                                 (214) 361-8535
              (Registrants' telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---
         As of April 30, 1998, there were 1,031,500 shares of the Registrant's Common Stock, par value $.001 per share, outstanding.

         Traditional Small Business Disclosure Format (check one):
Yes    No  X
   ---    ---


                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                         GENERAL AMERICAN ROYALTY, INC.
                                  BALANCE SHEET

                                                              April 30, 1998   October 31,
                                                               (Unaudited)        1997
                                                              --------------  ------------

                                     ASSETS
Current assets:
   Cash                                                        $     6,009    $    14,967
   Accounts receivable-oil & gas                                     9,404         26,224
   Accounts receivable - officers                                    2,784           --
   Accounts receivable-other                                         1,650          1,750
   Prepaid expenses                                                  4,328          4,819
                                                               -----------    -----------

Total Current Assets                                                24,175         47,760

Royalty interest in oil and gas properties, less accumulated
   depletion of $87,658 and $100,230                               247,385        466,966
Prepaid Consulting Fees                                             41,768         50,717
Other assets, net of amortization of $6,740 and $4,496               5,247          7,491
                                                               -----------    -----------
Total Assets                                                   $   318,575    $   572,934
                                                               ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                            $    54,926    $    24,886
   Accounts payable-shareholder                                       --            4,808
   Note payable shareholder                                         39,247        300,000
                                                               -----------    -----------
Total current liabilities                                           94,173        329,694
                                                               -----------    -----------
Commitments

Total liabilities                                                   94,173        329,694
                                                               -----------    -----------
Stockholders' equity:
Common stock, $.001 par value, 20,000,000 shares
   authorized, 1,031,500 issued and outstanding                      1,032          1,032
Preferred stock, $.001 par value, 4,000,000 shares
   authorized, no shares issued or outstanding
Additional paid-in capital                                       1,245,647      1,245,647
Accumulated deficit                                             (1,022,277)    (1,003,439)
                                                               -----------    -----------
Total stockholders' equity                                         224,402        243,240
                                                               -----------    -----------
      Total liabilities and stockholders' equity               $   318,575    $   572,934
                                                               ===========    ===========


The accompanying notes are an integral part of the financial statements.


                         GENERAL AMERICAN ROYALTY, INC.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                   Three Months Ended           Six Months Ended
                                                       April 30,                    April 30,
                                               -------------------------    --------------------------
                                                    1998           1997           1998           1997
                                                   ------         ------         ------         ------

Revenues:
Oil and gas royalty income                     $    11,766   $    58,516    $    53,522    $   111,623
Other income                                         7,547          --            7,547           --
Gain on sale of royalty interests                   90,931          --           90,931           --
                                               -----------   -----------    -----------    -----------
         Total revenues                            110,242        58,516        152,000        111,623
                                               -----------   -----------    -----------    -----------
Cost and expenses:
   Production taxes and transportation costs         1,309        10,761          5,790         18,518
   General and administrative                       49,439       102,097        114,299        186,219
   Amortization of deferred financing costs            728          --            1,863         25,154
   Depreciation, depletion and amortization         11,671        14,299         31,354         28,552
   Interest Expense                                  6,896         5,118         17,532         10,260
                                               -----------   -----------    -----------    -----------
         Total Cost and expense                $    70,043   $   132,275    $   170,838    $   268,703
                                               -----------   -----------    -----------    -----------
Net income, (loss)                             $    40,201   $   (73,759)   $   (18,838)   $  (157,080)
                                               ===========   ===========    ===========    ===========
Net income (loss) per common share                     .04          (.08)          (.02)          (.17)
                                               ===========   ===========    ===========    ===========
Weighted average number of
   common shares outstanding                     1,031,500       911,055      1,031,500        910,505
                                               ===========   ===========    ===========    ===========

















The accompanying notes are an integral part of the financial statements.

                         GENERAL AMERICAN ROYALTY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                           Six Months Ended
                                                                April 30,
                                                        ----------------------
                                                            1998         1997
                                                           ------       ------
Cash flows from operating activities:
      Net loss                                          $ (18,838)   $(157,080)
   Adjustments to reconcile net loss to net cash used
      in operating activities
         Depreciation, depletion and amortization          31,354       28,552
         Amortization of deferred financing costs           1,863       25,154
         Gain on sale of royalty interests                (90,931)        --
         Change in accounts receivable                     14,136        1,675
         Change in prepaid expenses                         9,438       (3,497)
         Change in accounts payable                        25,232       20,912
         Change in other assets                              --           (206)
                                                        ---------    ---------
Net cash used in operating activities                     (27,746)     (84,490)
                                                        ---------    ---------
Cash flows from investing activities:
     Purchase of equipment                                   --         (1,125)
     Sale of royalty interests                            279,541         --
                                                        ---------    ---------
Net cash used in investing activities                     279,541       (1,125)
                                                        ---------    ---------
Cash flows from financing activities:
         Issuance of common stock                            --         32,000
         Proceeds from borrowings                          15,000      200,000
         Payments on borrowings                          (275,753)    (170,000)
                                                        ---------    ---------
         Net cash provided by financing activities       (260,753)      62,000
                                                        ---------    ---------
Net decrease in cash                                       (8,958)     (23,615)

Cash at beginning of period                                14,967       37,916
                                                        ---------    ---------
Cash at end of period                                   $   6,009    $  14,301
                                                        =========    =========


Supplemental Information:
   Cash paid for interest                               $  18,912    $   9,735
                                                        =========    =========






The accompanying notes are an integral part of the financial statements.


                         GENERAL AMERICAN ROYALTY, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)



                                                           Additional                     Total
                                     Common Stock           Paid-In     Accumulated    Stockholders'
                                  Shares       Amount       Capital       Deficit        Equity
                              -----------   -----------   -----------   -----------    -----------

Balance at October 31, 1997     1,031,500   $     1,032   $ 1,245,647   $(1,003,439)   $   243,240

Net loss                             --            --            --         (18,838)       (18,838)
                              -----------   -----------   -----------   -----------    -----------
Balance January 31, 1998        1,031,500   $     1,032   $ 1,245,647   $(1,022,277)   $   224,402
                              ===========   ===========   ===========   ===========    ===========




















The accompanying notes are an integral part of the financial statements.

                         GENERAL AMERICAN ROYALTY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



The accompanying unaudited financial statements reflect the financial position as of April 30, 1998 and the results of operations and cash flows of General American Royalty, Inc. (the "Company") for the three and six month period ended April 30, 1998 and April 30, 1997. The financial statements have been prepared in conformity with generally accepted accounting principals and contain such adjustments as management feels are necessary to present fairly, in all material aspects, the financial position and results of operations of the Company.


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

Royalty Interests in Oil and Gas Properties
-------------------------------------------

Costs of acquiring interests in producing royalty interests, including evaluation costs, are capitalized and depleted on a straight-line basis over the estimated lives of the related reserves. The Company estimated the lives of reserves to be ten years in fiscal year 1996 and revised the estimate to seven years in fiscal year 1997. This change in accounting estimate resulted in a decrease in net income and in basic and diluted net income per share for the three months ended April 30,1998 of $3,444 and $.003, an increase in the net loss and basic and diluted net loss per share and for the six months ended April 30, 1998 of $9,292 and $.009. The Company owns a large number of interests whose acquisition costs are not individually significant. The Company annually reviews significant properties for impairment by comparing undiscounted estimated future net cash flows to the carrying amount of the asset. If impairment is indicated, the asset is written down to its estimated fair value

                         GENERAL AMERICAN ROYALTY, INC.
                    NOTES TO FINANCIAL STATEMENTS, Continued



Other Property
--------------

Property and equipment is primarily office equipment, and is carried at cost. Depreciation is provided using the straight-line method over estimated useful lives of three years. Gain or loss on retirement or sale or other disposition of assets is included in income in the period of disposition.

Loss Per Share
--------------

Loss per share is calculated in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share". Earnings or loss per share is based on the weighted average number of shares of common stock outstanding during the period. As of April 30, 1998 the Company had no outstanding options, warrants or other potentially dilutive securities.

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

Continuation as a Going Concern
-------------------------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has negative working capital of $69,998 at April 30, 1998 and has suffered significant losses from operations, which raise substantial doubt about its ability to continue as a going concern. It is management's opinion that sufficient capital can be raised from various sources to provide funding to reduce short term debt and allow the Company to acquire additional producing royalty interests that will generate sufficient cash flow to cover general and administrative expenses.

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

2.  Notes Payable
    -------------

As of April 30, 1998, the Company has a $39,247 note payable to a shareholder that bears interest at 14% and was due on March 31, 1998. The original principal balance of $307,500 was reduced by $268,253 on March 26, 1998, using proceeds from the sale of royalty interests. As the note payable is technically in default on April 30, 1998, the entire principal balance is reflected as a current liability in the accompanying balance sheet. Interest on this note is payable monthly. The note is collateralized by all royalty and overriding royalty interests of the Company and is personally guaranteed by the Company's president.

In connection with the note above, the Company recorded $5,961 of deferred financing costs. For the three and six months ended April 30, 1998, $728 and $1,863, respectively, of this amount was charged to operations.

3.  Related Party Transactions
    --------------------------

As of April 30, 1998 the Company has accounts receivable from travel advances due from the Company's president of approximately $2,780.

4.  Equity Transactions
    -------------------

During fiscal 1997, the Company issued options to three corporate entities in exchange for financial public relations and investment banking services. The fair market value of the options at the date of grant was $590,000. Of this amount, $50,717 was recorded as prepaid consulting fees of which $4,475 and $8,949 of amortization expense was included in general and administrative expense for the three and six months ended April 30, 1998, respectively. The prepaid consulting fees are being amortized over the three year life of the contracts. The remainder of the fair market value of the options was expensed in the year ended October 31, 1997.

                         GENERAL AMERICAN ROYALTY, INC.
                    NOTES TO FINANCIAL STATEMENTS, Continued



5.  Stock Based Compensation
    ------------------------

Incentive Stock Option Plan
---------------------------

In September 1997, the Board of Directors approved an incentive stock option plan for certain key officers and directors under which 2,500,000 shares of the Company's common stock may be issued. The plan must be ratified and approved by the Company's shareholders. There were 2,100,000 options granted to key officers and directors during the three and six months ended April 30, 1998. The options are exercisable at $5.25 per share and expire in November 2002. The market price at the date of grant was $5.00 per share.

On June 11, 1998, all of the 2,100,000 options which had been granted, were terminated at the direction of the board of directors.

ITEM 2 -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES


         Since 1996 the Company has relied upon the proceeds from the sales of crude oil and natural gas from royalty and overriding royalty interests as its principal internal source of liquidity. Cash generated from such sales has not reached a sufficient level to cover administrative and overhead expenses. Growth in the Company's sales during the past two years has been the result of acquiring additional producing crude oil and natural gas royalty interests.

         The Company utilized sales of its common stock and secured debt during the previous year as its primary sources of external capital. Proceeds from these sources were used to acquire royalty interests in producing crude oil and natural gas wells and for working capital. During 1996, the Company purchased royalty, overriding royalty and mineral interests in several producing oil and gas properties.

         After closing the unit equity offering in 1997, the Company was prohibited from obtaining additional equity capital until January 1998 to comply with securities regulations on integration of offerings. This has restricted the Company's ability to acquire royalty assets and to repay short-term debt obligations as they become due with permanent equity capital. During the fiscal year ended October 1997 and the six months ended April 30, 1998, the Company did not acquire any mineral and royalty interests.

         In March  1998  the  Company  sold  its  royalty  interests  in  twelve
Fruitland Coal Seam wells located in San Juan County, New Mexico. The transaction was recorded to give effect to the sale as of February 1, 1998. The properties were sold pursuant to a preferential right to repurchase agreement with a shareholder that owns less than 5% of the Company's common stock. The net sales proceeds of $279,541 were used to reduce the Company's short-term debt obligation of $307,500 by $268,253 and the balance was used for working capital. These interests had a net book value of $188,610, which resulted in a gain of $90,931. During the 19 months the Company owned the properties, net revenues of approximately $115,600 were recorded.

         At April 30, 1998, the Company's short term debt obligation was reduced to $39,247. This obligation was due on March 31, 1998 and is expected to be repaid with proceeds from the sale of additional producing royalty interests owned by the Company, a private placement of equity securities or by refinancing with another lender. If the Company is unable to satisfy or extend this obligation, it may have an adverse impact on the Company's ability to obtain debt secured by producing royalty interests as an interim source of financing for royalty acquisition activities. When necessary the Company may sell certain of its mineral and royalty interests to satisfy such debt obligations.

         The Company's revenues are substantially affected by prevailing prices for natural gas, crude oil and condensate. These prices are affected by numerous factors over which the Company has no control. Historically the energy markets have been very volatile and prices have been subject to material fluctuations. A material or lengthy decline in crude oil and gas prices could have an adverse effect on the Company's financial position and results of operations, affecting the economic productivity of an indeterminable number of producing properties in which the Company has royalty or overriding royalty interests. Natural gas accounts for approximately 61% of the Company's oil and gas sales.



RESULTS OF OPERATIONS


Three and Six Months Ended April 30, 1998 Compared to the Three and Six Months Ended April 30, 1997


Revenues

         Oil and Gas Royalty Income. Revenues for the three and six months ended April 30, 1998 were $11,766 and $53,522 compared with $58,516 and $111,623 for the comparable periods in 1997. The 80% decrease in revenues for the three months ended April 30, 1998 as compared to the same period in 1997 is primarily attributable to the sale of royalty interests, which accounted for approximately 56% of the Company's total revenues, and to decreased crude oil and natural gas production of approximately 23% and 19% respectively, and a approximate 32% decrease of in the price of crude oil, although natural gas prices were comparable for both periods. The 52% decrease in revenues for the six months ended April 30, 1998 as compared to the same period in 1997 is also attributable to the sale of royalty interests which accounted for sales only in the first three months and due to the decreased crude oil and natural gas production of approximately 22% each and an approximate 34% decrease in the price of natural gas, and a 28% decrease in crude oil prices.

         Other Income.  In March and April of 1998 the Company  granted  mineral
         ------------
leases from fee minerals owned by the Company to two unrelated oil and gas entities. In consideration for the granting of those leases the Company received $7,547. If economically productive oil and or gas wells are drilled on those leases the Company will be entitled to royalty payments from the revenues they generate.

         Gain on  Sale of  Royalty  Interests.  In  March  of 1998  the  Company
         ------------------------------------
recognized a gain of $90,931, on the sale of royalty interests in twelve wells located in San Juan County, New Mexico.. The net proceeds of $279,541 were offset by the net book value of $188,610.


Costs and Expenses

         Production  Taxes  and  Transportation  Costs.   Production  taxes  and
         ---------------------------------------------
transportation costs, as a percentage of gross revenues, decreased 7% and 6% respectively, for the three and six months ended April 30, 1998 as compared to the three and six months ended April 30, 1997. The decrease is attributable primarily to the royalty interests which were sold and a new gas sales contract which eliminated processing and transportation costs on those same properties, which had sales only in the first three months of the quarter.

         General  and  Administrative   Expenses.   General  and  administrative
         ---------------------------------------
expenses ("G&A") decreased from $102,097 and $186,219 for the three and six months ended April 30, 1997 to $49,439 and $114,299 for the comparable period in 1998. The decrease in G&A expenses for 1998 is primarily attributable to a decrease in salaries paid to certain officers, expensing of deferred financing costs in 1997 and costs associated with becoming a public company incurred in 1997.

         Depletion,  Depreciation and Amortization.  Depletion, depreciation and
         -----------------------------------------
amortization ("DD&A"), decreased to $11,671 for the three months ended April 30, 1998 compared to $14,299 for the comparable period in 1997. The decrease was attributable to the sale of royalty interests, even though there was an increase due to a change in estimated life used in the straight line depletion of royalty interests in oil and gas properties as described in Note 1 of the "Notes To Financial Statements". For the six months ended April 30, 1998 and 1997 DD&A increased from $28,552 to $31,354. The increase is attributable to above mentioned change in depletion and to the inclusion of three months of depletion on the royalty interests which were sold.

         Interest  expense.  The  increase in interest  expense  from $5,118 and
         -----------------
$10,260 for the three and six months ended April 30, 1997 to $8,696 and $17,532 for the three and six months ended April 30, 1998 is two fold, more debt and a higher interest rate. The Company had debt of $200,000 at a rate of 10% in 1997 as compared to $307,500 at a rate of 14% in 1998.

                           PART II - OTHER INFORMATION


ITEM 5 - OTHER INFORMATION

         On June 10, 1998 George E. Green became a member of the board of directors of the registrant.


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


                                          GENERAL AMERICAN ROYALTY, INC.
                                          ------------------------------
                                                    (Registrant)



Date     June 12, 1998                      /s/    James F. Smith
     -------------------                  -----------------------
                                          James F. Smith,
                                          President and Chief Executive Officer



Date    June 12, 1998                       /s/    Sam E. Nicholson
     ------------------                   -------------------------
                                           Sam E. Nicholson,
                                           Treasurer and Chief Financial Officer