Form 10QSB
period 1998-07-31
GENERAL AMERICAN ROYALTY INC
filed 1998-09-08
CIK 1014491

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington. D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended July 31, 1998

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         As of July 31, 1998, there were 1,031,500 shares of the Registrant's Common Stock, par value $.001 per share, outstanding.

         Traditional Small Business Disclosure Format (check one):
Yes__ No X

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                         GENERAL AMERICAN ROYALTY, INC.
                                  BALANCE SHEET

                                                          July 31, 1998     October 31,
                                                           (Unaudited)          1997
                                                           -----------          ----
                                     ASSETS
Current assets:
   Cash                                                        $ 88,608       $ 14,967
   Accounts receivable-oil & gas                                   --           26,224
   Accounts receivable expense advances- officers                 2,516           --
   Accounts receivable-other                                       --            1,750
   Prepaid expenses                                                --            4,819
                                                            -----------    -----------

Total Current Assets                                             91,124         47,760

Royalty interest in oil and gas properties, less accumulated
   depletion of $87,658                                            --          466,966
Prepaid Consulting Fees                                            --           50,717
Other assets, net of amortization of $6,740 and $7,218            2,525          7,491
                                                            -----------    -----------
Total Assets                                                   $ 93,649       $572,934
                                                            ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                         $     4,619    $    24,886
   Accounts payable-shareholder                                    --            4,808
   Note payable shareholder                                        --          300,000
                                                            -----------    -----------
Total current liabilities                                         4,619        329,694
                                                            -----------    -----------
Commitments

Total liabilities                                                 4,619        329,694
                                                            -----------    -----------
Stockholders' equity:
Common stock, $.001 par value, 20,000,000 shares
   authorized, 1,031,500 issued and outstanding                   1,032          1,032
Preferred stock, $.001 par value, 4,000,000 shares
   authorized, no shares issued or outstanding
Additional paid-in capital                                    1,245,647      1,245,647
Accumulated deficit                                          (1,157,649)    (1,003,439)
                                                            -----------    -----------
Total stockholders' equity                                       89,030        243,240
                                                            -----------    -----------
      Total liabilities and stockholders' equity            $    93,649    $   572,934
                                                            ===========    ===========

The accompanying notes are an integral part of the financial statements.

                         GENERAL AMERICAN ROYALTY, INC.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                  Three Months Ended              Nine Months Ended
                                                       July 31,                        July 31,
                                               --------------------------    --------------------------
                                                    1998          1997            1998          1997
                                                   ------        ------          ------         -----
Revenues:
Oil and gas royalty income                     $      --      $    34,990    $    53,522    $   153,448
Other income                                          --             --            7,547           --
Gain (Loss) on sale of royalty interests           (61,831)          --           29,100           --
                                               -----------    -----------    -----------    -----------
         Total revenues                            (61,831)        34,990         90,169        153,448
                                               -----------    -----------    -----------    -----------
Cost and expenses:
   Production taxes and transportation costs          --            6,242          5,790         31,595
   General and administrative                       72,307         78,522        186,422        264,741
   Amortization of deferred financing costs           --             --            1,863         25,154
   Depreciation, depletion and amortization            191         14,304         31,545         42,856
   Interest Expense                                  1,227          9,887         18,759         20,147
                                               -----------    -----------    -----------    -----------
         Total Cost and expense                $    73,725    $   108,955    $   244,379    $   384,493
                                               -----------    -----------    -----------    -----------
Net loss                                       $  (135,556)   $   (73,965)   $  (154,210)   $  (231,045)
                                               ===========    ===========    ===========    ===========
Net loss per common share                             (.13)          (.08)          (.15)          (.26)
                                               ===========    ===========    ===========    ===========
Weighted average number of
   common shares outstanding                     1,031,500        921,150      1,031,500        904,870
                                               ===========    ===========    ===========    ===========

The accompanying notes are an integral part of the financial statements.

                         GENERAL AMERICAN ROYALTY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                           Nine Months Ended
                                                                July 31,
                                                        ------------------------
                                                            1998        1997
                                                           ------      ------
Cash flows from operating activities:
      Net loss                                          $(154,210)   $(231,045)
   Adjustments to reconcile net loss to net cash used
      in operating activities
         Depreciation, depletion and amortization          31,545       42,856
         Amortization of deferred financing costs           1,863       25,154
         Gain on sale of royalty interests                (29,100)        --
         Change in accounts receivable                     25,458        3,373
         Change in prepaid expenses                        55,536       (6,610)
         Change in accounts payable                       (25,075)      (1,224)
         Change in other assets                             2,529         (206)
                                                        ---------    ---------
Net cash used in operating activities                     (91,454)    (167,702)
                                                        ---------    ---------
Cash flows from investing activities:
     Purchase of equipment                                   --         (1,670)
     Sale of royalty interests                            465,095         --
                                                        ---------    ---------
Net cash provided (used) in investing activities          465,095       (1,670)
                                                        ---------    ---------
Cash flows from financing activities:
         Issuance of common stock                            --         55,750
         Proceeds from borrowings                          15,000      500,000
         Payments on borrowings                          (315,000)    (370,000)
                                                        ---------    ---------
Net cash provided (used) by financing activities         (300,000)     185,750
                                                        ---------    ---------
Net increase in cash                                       73,641       16,378

Cash at beginning of period                                14,967       37,916
                                                        ---------    ---------
Cash at end of period                                   $  88,608    $  54,294
                                                        =========    =========


Supplemental Information:
   Cash paid for interest                               $  18,912    $  16,687
                                                        =========    =========


The accompanying notes are an integral part of the financial statements.

                         GENERAL AMERICAN ROYALTY, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)





                                                           Additional                      Total
                                     Common Stock            Paid-In     Accumulated    Stockholders'
                                  Shares       Amount        Capital       Deficit        Equity


Balance at October 31, 1997     1,031,500   $     1,032   $ 1,245,647   $(1,003,439)   $   243,240

Net loss                             --            --            --        (154,210)      (154,210)
                              -----------   -----------   -----------   -----------    -----------


Balance July 31, 1998           1,031,500   $     1,032   $ 1,245,647   $(1,157,649)   $    89,030
                              ===========   ===========   ===========   ===========    ===========










The accompanying notes are an integral part of the financial statements.

                         GENERAL AMERICAN ROYALTY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



The accompanying unaudited financial statements reflect the financial position as of July 31, 1998 and the results of operations and cash flows of General American Royalty, Inc. (the "Company") for the three and nine month period ended July 31, 1998 and July 31, 1997. The financial statements have been prepared in conformity with generally accepted accounting principals and contain such adjustments as management feels are necessary to present fairly, in all material aspects, the financial position and results of operations of the Company.


1.  Summary of Significant Accounting Policies:
    -------------------------------------------

General American Royalty, Inc. (the "Company") was incorporated on December 28, 1992 in the state of Delaware as Hermes Capital Management, Inc. and was inactive until it changed its name on October 23, 1995 to General American
Royalty, Inc. The Company was engaged in the business of acquiring, managing producing oil and gas royalty, overriding royalty and mineral interests in Texas and New Mexico until it became necessary for the Company to sell all its interests to satisfy short term debt requirements. The Company is currently investigating business situations and opportunities which may or may not be related to the energy business.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Royalty Interests in Oil and Gas Properties
-------------------------------------------

Costs of acquiring interests in producing royalty interests, including evaluation costs, were capitalized and depleted on a straight-line basis over the estimated lives of the related reserves. The Company estimated the lives of reserves to be ten years in fiscal year 1996 and revised the estimate to seven years in fiscal year 1997. The Company sold its remaining royalty and mineral interests effective May 1, 1998, therefore, this change in accounting estimate had no effect on net income and in basic and diluted net income per share for the three months ended July 31,1998, however, this change did cause an increase in the net loss and basic and diluted net loss per share and for the nine months ended July 31, 1998 of $9,292 and $.009. The Company annually reviewed significant properties for impairment by comparing undiscounted estimated future net cash flows to the carrying amount of the asset. If impairment was indicated, the asset was written down to its estimated fair value.

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

Loss Per Share
--------------

Loss per share is calculated in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share". Earnings or loss per share is based on the weighted average number of shares of common stock outstanding during the period. As of July 31, 1998 the Company had no outstanding options, warrants or other potentially dilutive securities.

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

Continuation as a Going Concern
-------------------------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The sale of all of its oil and gas royalty and mineral interests has positioned the Company with no debt and positive working capital of $86,505, at July 31, 1998, . However, the Company has no sources of income which raises substantial doubt about its ability to continue as a going concern. It is management's opinion that it can find a substantial private company, with demonstrated success in an attractive industry, to merge into General American Royalty.

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


2.  Notes Payable
    -------------

On July 02, 1998, the Company paid off its $39,247 note payable to a shareholder which was due on March 31, 1998. The principal balance of $315,000 was reduced by $275,753 on March 26, 1998 and $39,247 on July 2, 1998, using proceeds from the sale of royalty interests. As of July 31, 1998 the Company has no notes payable.

In connection with the note above, the Company recorded $5,961 of deferred financing costs. As of July 31, 1998, all remaining deferred financing costs of $1,863, had been charged to operations.


3.  Related Party Transactions
    --------------------------

As of July 31, 1998 the Company has accounts receivable from travel advances due from the Company's president of approximately $2,516.


4.  Equity Transactions
    -------------------

During fiscal 1997, the Company issued options to three corporate entities in exchange for financial public relations and investment banking services. The fair market value of the options at the date of grant was $590,000. Of this amount, $50,717 was recorded as prepaid consulting fees of which $41,768 and $50,717 of amortization expense was included in general and administrative expense for the three and nine months ended July 31, 1998, respectively. The prepaid consulting fees were being amortized over a three year life, however, management determined that these fees no longer have a value to the Company and elected to expense the remaining balance of $41,768 in the quarter ended July 31, 1998. The remainder of the fair market value of the options was expensed in the year ended October 31, 1997.

                         GENERAL AMERICAN ROYALTY, INC.
                    NOTES TO FINANCIAL STATEMENTS, Continued



5.  Stock Based Compensation
    ------------------------

Incentive Stock Option Plan
---------------------------

In September 1997, the Board of Directors approved an incentive stock option plan for certain key officers and directors under which 2,500,000 shares of the Company's common stock may be issued. The plan must be ratified and approved by the Company's shareholders. There were 2,100,000 options granted to key officers and directors during February, 1998. The options were exercisable at $5.25 per share and expired in November 2002. The market price at the date of grant was $5.00 per share.

On June 11, 1998, all of the 2,100,000 options which had been granted, were terminated at the direction of the board of directors. As of July 31, 1998 the Company has no outstanding stock options.

ITEM 2 -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES


         Since 1996 the Company has relied upon the proceeds from the sales of crude oil and natural gas from royalty and overriding royalty interests as its principal internal source of liquidity. Cash generated from such sales did not reached a sufficient level to cover administrative and overhead expenses. All crude oil and natural gas royalty interests owned by the Company were sold during the current fiscal year which eleminates these revenues as a future source of liquidity.

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

         After closing the unit equity offering in 1997, the Company was prohibited from obtaining additional equity capital until January 1998 to comply with securities regulations on integration of offerings. This has restricted the Company's ability to acquire royalty assets and to repay short-term debt obligations as they become due with permanent equity capital. During the fiscal year ended October 1997 and the nine months ended July 31, 1998, the Company did not acquire any mineral and royalty interests.

         In March 1998 the Company sold its royalty interests in twelve Fruitland Coal Seam wells located in San Juan County, New Mexico. The net sales proceeds of $279,541 were used to reduce the Company's short-term debt obligation of $315,000 by $275,753 and the balance was used for working capital.

         In July 1998 the Company sold its remaining royalty and mineral interests in Texas and New Mexico. The transaction was effective May 1, 1998. The net sales proceeds of $185,554 were used to payoff the Company's short-term debt obligation of $39,247 and payables. These interests had a net book value of $247,385, which resulted in a loss of $61,831. During the 22 months the Company owned the properties, net revenues of approximately $138,500 were recorded. The Company now owns no oil and gas royalty or mineral interests.

         The Company is currently seeking a substantial private company, with demonstrated success in an attractive industry, to merge with. The Company will be considering merger candidates engaged in industries other than the energy industry.

RESULTS OF OPERATIONS


Three and Nine Months Ended July 31, 1998 Compared to the Three and Nine Months Ended July 31, 1997


Revenues

         Oil and Gas  Royalty  Income.  Revenues  for the three and nine  months
         ----------------------------
ended July 31, 1998 were $0 and $53,522 compared with $34,990 and $153,448 for the comparable periods in 1997. The decrease in revenues for the three and nine months ended July 31, 1998 as compared to the same periods in 1997 is primarily attributable to the sale of all of the Company's oil and gas royalty interests in two transactions, effective February 1 and May 1 of 1998.


         Other Income.  In March and April of 1998 the Company  granted  mineral
         ------------
leases from fee minerals owned by the Company to two unrelated oil and gas entities. In consideration for the granting of those leases the Company received $7,547.


         Gain on  Sale of  Royalty  Interests.  In  March  of 1998  the  Company
         ------------------------------------
recognized a gain of $90,931, on the sale of royalty interests in twelve wells located in San Juan County, New Mexico and in July of 1998 the Company recognized a loss of $61,831 on the sale of the remainder of its royalty and mineral interests located in Texas and New Mexico. These two sales resulted in a net gain on the sale of royalty interests of $29,100, as of July 31, 1998.


Costs and Expenses

         Production Taxes and  Transportation  Costs. The decrease of production
         -------------------------------------------
taxes and transportation costs for the three and nine months ended July 31, 1998 as compared to the three and nine months ended July 31, 1997 is primarily attributable to the sale of all of the Company's royalty interests which were sold effective February 1 and May 1 of 1998.

         General  and  Administrative   Expenses.   General  and  administrative
         ---------------------------------------
expenses ("G&A") decreased from $78,522 and $264,741 for the three and nine months ended July 31, 1997 to $72,307 and $186,422 for the comparable period in 1998. The decrease in G&A expenses for the three and nine months ended July 31, 1998 is primarily attributable to a decrease in salaries paid to certain officers, a reduction of travel, a reduction in rent expense, expensing of deferred financing costs, and the legal , accounting and professional costs associated with becoming a public company incurred in 1997. It should be noted that the expense to G&A, of the remaining $41,768 balance of prepaid consulting fees, as described in Note 4 of the "Notes To Financial Statements", make the substantial reduction in G&A for the three and nine months ended July 31, 1998 less apparent.

         Depletion,  Depreciation and Amortization.  Depletion, depreciation and
         -----------------------------------------
amortization ("DD&A"), decreased to $191 for the three months ended July 31, 1998 compared to $14,304 for the comparable period in 1997. The decrease was attributable to the sale of the Company's royalty interests. For the nine months ended July 31, 1998 and 1997 DD&A decreased from $42,856 to $31,545. The decrease is attributable primarily to the sale of royalty interests which became effective February 1 and May 1, 1998, and a change in estimated life used in the straight line depletion of royalty interests in oil and gas properties as described in Note 1 of the "Notes To Financial Statements".

         Interest  expense.  The  decrease in interest  expense  from $9,887 and
         -----------------
$20,147 for the three and nine months ended July 31, 1997 to $1,227 and $18,759 for the three and nine months ended July 31, 1998 is attributable to the reduction in debt of $268,283 on March 26, 1998 and paying off the remaining debt of $39,217 on July 2, 1998. Through out most of fiscal year 1997 the Company's debt was approximately $200,000 compared to approximately $300,000 in the current fiscal year.

                           PART II - OTHER INFORMATION


ITEM 5 - OTHER INFORMATION

         On June 20, 1998 Douglas Weedon became a member of the board of directors of the registrant.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

     Item 3(i) and (ii). The articles of incorporation and by-laws,  as filed in
Item 2 of Part III of the Company's Form 10-SB dated March 26, 1997, are hereby incorporated by reference.

         Item 27      Financial data schedule.

(b)      Reports on Form 8-K.

         On June 11, 1998 the registrant filed Form 8-K, Item 6, Resignation of Directors.

         On July 23, 1998 the registrant filed Form 8-K, Items 2 and 5, Disposition of Assets and Other Events


                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  GENERAL AMERICAN ROYALTY, INC.
                                                  ------------------------------
                                                          (Registrant)


Date    September 8, 1998                  /s/    James F. Smith
     ----------------------              -----------------------
                                         James F. Smith,
                                         President and Chief Executive Officer


Date    September 8, 1998                  /s/    Sam E. Nicholson
     ----------------------              -------------------------
                                         Sam E. Nicholson,
                                         Treasurer and Chief Financial Officer