Form 10KSB
period 1998-09-30
WORLD CALLNET INC
filed 1999-02-02
CIK 1014491

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington. D.C. 20549

                                   FORM 10-KSB

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the eleven months ended September 30, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from______to_______

                         Commission file number 1-12835


                               WORLD CALLNET, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                               75-2468002
 (State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                              Identification No.)

           Brecon House, Meridian Gate, 207 Marsh Wall, London E14 9YT
               (Address of principal executive offices) (Zip Code)


       (Registrants' telephone number, including area code) 0171 335 8300


      Securities registered under Section 12 (b) of the Exchange Act: None


         Securities registered under Section 12 (g) of the Exchange Act:

                          Common Stock, Par Value $.001
      --------------------------------------------------------------------
                                (Title of Class)


         Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ____

         The registrant had no revenues for the eleven months ended September 30, 1998.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by using the closing price of registrant's common stock, at January 29, 1999, was $35,242,998.

         As of January 29, 1999, there were 7,916,833 shares of the Registrant's Common Stock, par value $.001 per share, outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

         Transitional Small Business Disclosure Format:

Yes   No  X


                          T A B L E  O F  C O N T E N T S
                          -------------------------------


PART I                                                                          Page
------                                                                          ----

Item     1.       Description of Business                                         4

Item     2.       Description of Properties                                       8

Item     3.       Legal Proceedings                                               9

Item     4.       Submission of Matters to a Vote of  Security Holders            9


PART II
-------

Item     5.       Market for Common Equity and Related Stockholder Matters        9

Item     6.       Management's Discussion and Analysis of Plan of Operations     10

Item     7.       Financial Statements                                           12

Item     8.       Changes in and Disagreements with Accountants on Accounting
                           and Financial Disclosure                              22


PART III
--------

Item     9.       Directors, Executive Officers, Promoters and Control Persons;
                           Compliance with Section 16 (a) of the Exchange Act    22

Item       10.    Executive Compensation                                         24

Item       11.    Security Ownership of Certain Beneficial Owners and
                  Management                                                     25

Item       12.    Certain Relationships and Related Transactions                 27

Item       13.    Exhibits and Reports on Form 8-K                               27

Signature Page                                                                   28



         The statements in this Report on Form 10-KSB that are not based on historical information are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's hopes, intentions, beliefs or strategies regarding the future. Forward-looking statements include, but are not limited to, Description of Business regarding
(i) its plans to market products in Europe, North America, South America and Asia, (ii) its belief that offering free Internet access will capture customers for CallNet ISP, (iii) its statement that other companies engaged in Internet related businesses may be acquired, (iv) its expectation that the acquisition of 20% of CallNet ISP will be closed in mid February and the remaining 80% can be acquired by the end of fiscal year 1999, (v) its belief that the majority of its future revenues will be derived from its ownership of CallNet ISP, which earns a share of telephone toll revenues from companies that provide telephone service to their customers, and (v) the belief that its products and services will appeal to the many segments of the Internet market; statements in Liquidity and Capital Resources regarding (i) the projection that its working capital will be adequate until mid 1999, (ii) the projection that additional capital from bridge note and/or sale of equity securities will be necessary, (iii) the expectation that product development and manufacturing costs will be borne by joint venture partners, (iv) the estimate of research / development and plant expenditures for the next twelve months, (v) the expectation that telephone toll revenues derived from ownership of CallNet ISP will be the primary source of internal liquidity and product sales will be a secondary source of internal liquidity, and (v) the anticipation that the year 2000 will not have a material impact on the Company; and the belief stated in Security Ownership of Certain Beneficial Owners and Management that the shareholders listed have sole investment and voting power over the shares included in the table and that all beneficial owners of at least five percent are included.


DESCRIPTION OF BUSINESS

GENERAL
-------

         World  CallNet,   Inc.  (the  "Company")  is  a  Delaware   corporation
incorporated on December 28, 1992 as Hermes Capital Management, Inc. It was inactive until October 1995, when it changed its name to General American Royalty, Inc. and became active in the oil and gas royalty business in Texas and New Mexico. In 1998, the Company sold all of its oil and gas royalty interests and on October 9, 1998, acquired World Wide Communications (Holdings) Ltd. ("WWCH"), a privately held United Kingdom development stage telecommunications company based in London, England. As a result of the acquisition, WWCH shareholders were issued 75% of the Company's presently outstanding capital stock and hold three of the four board of directors positions.


         For financial reporting purposes the transaction was accounted for as a reverse acquisition. WWCH was treated as the acquirer and will be the ongoing reporting entity. This report includes only the WWCH financial statements since its inception on January 23, 1998. Since the transaction was completed before the Company's October 31 fiscal yearend, this annual report and all future reports shall adopt WWCH's September 30 fiscal yearend. The Company changed its name to World CallNet, Inc. in January 1999.

BUSINESS OF ISSUER
------------------

         The Company offers products and services that facilitate low cost consumer access to the Internet. It is engaged in the development of Internet access solutions through affordable products that utilize mediums not normally associated with Internet access. This includes cellular telephones, television sets and specially engineered input devices such as keyboards that function without a personal computer. The Company has concentrated its efforts on expanding Internet access to customers in Europe, but plans to market its products in the United States and other regions of the world.

         Most companies that offer Internet access are currently focused on the subscription or monthly fee based personal computer market. The Company believes that a significant opportunity exists to capture business from providing Internet connectivity without charging users any registration or monthly fees or requiring a computer. This approach is based on the concept that virtually every household or business in the world is a potential customer if Internet access is free. The Company offers products with integrated telephone circuitry that provides Internet access using existing local telephone service.

         Calls made by users to connect to the Internet are directed to an Internet Service Provider ("ISP") designated by the Company with no registration or monthly fees. The Company has entered into an agreement with CallNet Plc ("CallNet ISP"), an affiliate of the Company, in which the Company will license its ISP business through CallNet ISP. Under the terms of the agreement, the Company agreed to purchase 20% of CallNet ISP in exchange for 500,000 shares of common stock. The Company expects to complete the purchase by mid February and may acquire the remaining 80% of CallNet ISP before the end of fiscal year 1999.

         The ownership of CallNet ISP is the key ingredient in the Company's plan of operation. CallNet ISP has entered into a revenue participation agreement with carrier Cable and Wireless Communications ("CWC"), which offers users computer/modem and no computer connections to the Internet at local toll rates. The agreement entitles CallNet ISP to receive a percentage of the toll charges earned by CWC from calls connecting to the Internet through CallNet ISP. Through its ownership of CallNet ISP, the Company's expects to earn its primary source of revenues from these toll charges.


PRINCIPAL PRODUCTS AND MARKETS
------------------------------

         The European telephone system offers callers access to its services, including local calls, only through metered telephone tolls. Telephone service providers have structured their telecommunications networks to derive income from system usage rather than from fixed access charges. The Company believes that this makes monthly fee based Internet service unaffordable for most

European businesses or households. It has developed affordable products that offer Internet access through existing telecommunications networks using CallNet ISP for user connection. The participation in metered telephone toll revenues through the proposed ownership of CallNet ISP is the Company's principal profit center and the basis of design for all of its products and services.

         In the United States, local telephone service is offered for a monthly fee with either unlimited local calls allowed or for a small surcharge after a certain number of free minutes each month. In Europe however, and the rest of the world, local telephone calls are metered and are charged a per minute rate. In the UK, these charges vary depending on the time of day, and the day of the week, from about $0.06 to slightly more than $0.15 per minute. This includes all local calls used for Internet connectivity. Because Europeans are accustomed to paying for local calls in this manner, companies offering Internet service without registration or monthly fees appear to be providing free Internet access. The Company's goal is to capture a high volume of traffic from customers that connect to the Internet through CallNet ISP.

         Through its licensing arrangements with CallNet ISP, the Company offers Internet connectivity as its main product. It is a distribution product, brought to market via companies and organizations such as banks, supermarkets, retailers and other ISP organizations. These entities become virtual ISP's by re-branding CallNet ISP with their own names such as BankNet or StoreNet. The Company provides the technology and infrastructure for these companies, enabling them to develop and market their own Internet based products and services. Metered toll revenues are earned from calls routed through the CallNet ISP network by these companies.

         The Company creates opportunities to generate telephone toll revenues with products that include a proprietary keyboard that is a sophisticated telephone instrument designed for dial-up connections to the Internet. The keyboard is an affordable alternative to purchasing a computer and is marketed using the concept of free Internet access with no registration or monthly fees. A connection to local telephone service is the only requirement. All of the Company's Internet access products utilize the special keyboard, which sells for about fifty dollars.

         Set-Top-Boxes provide Internet access through a standard television set and sell at a price significantly lower than rival "Web TV" units. These units are pre-configured to connect to CallNet ISP and feature full web browsing and email. Users pay only for the time while online at the same rates charged for local telephone calls.

         A new product being marketed and developed is a silicon chip called MailTV that facilitates Internet access using television sets connected to local telephone service. The chip is being installed in new television sets and can be retro-fitted to existing sets at a fraction of the cost of purchasing a computer. The Company has entered into a joint marketing and distribution agreement with Zilog, a major silicon chip manufacturer based in the United States.

         Zilog has been promoting the MailTV chip to television manufacturers throughout the world. The most recent agreement was with Vestel, an OEM TV manufacturer. Under the agreement Zilog will supply Vestel with 5 million MaiITV enabled chips to be incorporated into the entire production of Vestel's TV's. Most of these TV's will be distributed in the United Kingdom and throughout Europe in 1999 under various brand names. In addition, Zilog has requested that World CallNet design for them, a Set-Top-Box that contains the MailTV chip. This will be a low cost product and is aimed at the retrofit market.

         The Company plans to expand into mainland Europe through operating subsidiaries and venture partners. If opportunities become available, the Company may acquire other businesses or entities that are competitors in Internet related businesses. The customers that are acquired become part of the CallNet system and facilitate the process of establishing the Company's products and services. Future plans call for expansion to North America, South America, and ultimately Asia.


COMPETITIVE BUSINESS CONDITIONS
-------------------------------

         The market for Internet products and services is highly competitive and the Company expects that competition will continue to intensify. There are no substantial barriers to entry in these markets and technology is advancing at a very rapid pace. Although the Company believes its products and services will appeal to the many segments of the Internet market, it is possible that a single supplier of products and services similar to those of the Company may dominate one or more market segments.

         The Company competes with many other providers of Internet access and online navigation such as America Online, Compuserve, Prodigy and Microsoft. Many of these competitors are larger than the Company and have substantially greater access to capital and technical resources than does the Company and may, therefore, have a significant competitive advantage. Many of the Company's competitors are capable of making larger expenditures to develop and market their products and services.

         Competitive conditions in the telecommunications industry could have a significant influence on the success of CallNet ISP's ability to earn telephone toll revenues. Arrangements that earn CallNet ISP a percentage of metered tolls are dependent upon the telephone carrier's ability to maintain its network. Market conditions and other factors that affect telephone carriers are beyond the scope or control of the Company. If satisfactory agreements to share revenues with telephone carriers cannot be maintained by CallNet ISP, the Company would have to purchase its own telecommunications facilities.

MAJOR CUSTOMERS
---------------

         The Company's products are generally sold to the public and no single customer is significant enough to adversely impact income if lost. However, the Company's primary source of revenue is expected to be derived by CallNet ISP from toll charges billed by local telephone companies to its customers through carrier CWC. CWC is the second largest telephone company in the United Kingdom, providing carrier network services on a worldwide basis. The CallNet ISP communications equipment is located at the CWC Facilities Management in West London.

         In October 1998, an interconnect agreement was signed with CWC, whereby CallNet ISP is entitled to receive payment for thirty five percent of toll call revenues generated from CallNet ISP traffic. Based on the proposed acquisition of CallNet ISP, the CWC agreement is expected to become the Company's primary source of future revenues. The loss of this agreement could have a material adverse impact on the Company's business.


REGULATORY MATTERS
------------------

         Deregulation of the telecommunications industry has just begun in Europe. As a result of deregulation, European telephone companies are engaged in intense competition for local call traffic and to gain market share. The Company's business plan is designed to take advantage of these factors in the European telephone industry by participation in the toll charges earned by telephone carriers from telephone connections to the Internet. CallNet ISP must negotiate with telephone companies that own the telecommunication networks that handle customer traffic and connection to the Internet. It is not possible to predict the impact that deregulation will have on the Company's ability to maintain satisfactory margins on contracts with network carriers.


EMPLOYEES
---------

         The Company has eleven full-time employees in the United Kingdom and has retained the services of a full-time consultant to oversee business activities in the United States. The management believes it has satisfactory relations with its employees.


DESCRIPTION OF PROPERTIES

         The Company's administrative offices are located at Brecon House, Meridian Gate, 207 Marsh Wall, in London. In addition, the Company has an office in the United States located at 731 Meadows Building, 5646 Milton Street, Dallas, Texas. Both of these offices are leased. The Company owns the patents and intellectual property rights for all of its core products and plans to license these technologies to semiconductor and consumer electronics manufacturers.

         The Company regards its trade secrets and intellectual property rights as critical to its success and will rely upon applicable laws, trade secret protection and confidentiality and/or license agreements with its employees, customers, partners and others to protects its proprietary rights. There can be no assurance that the steps taken by the Company to protect any of its proprietary rights will be adequate or that third parties will not infringe or misappropriate the Company's proprietary rights. Additionally, there can be no assurance that other parties will not assert infringement claims against the Company.


LEGAL PROCEEDINGS

         There were no legal proceedings involving the Company or any of its subsidiaries as of the date of this report.


SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


MARKET FOR COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

         The Company's  common stock is listed on the OTC Bulletin Board (symbol
WOWW). The first trading in the stock occurred on February 4, 1997. The following table sets forth the high and low bid prices of the Company's common stock, as reported by NASDAQ System Statistics furnished by NASD, during the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

                  Quarter Ended                   HIGH              LOW
                  --------------                  ----              ----
                  March 31, 1997                  $6.25             $4.75
                  June 30, 1997                    4.50              3.50
                  September 30, 1997               5.75              4.25
                  December 31, 1997                4.25              2.63
                  March 31, 1998                   3.00              1.13
                  June 30, 1998                    1.63               .38
                  September 30, 1998               1.28               .39


         As of December 31, 1998, the Company had approximately 110 common shareholders of record and estimates that an additional 300 shareholders own common shares in street name.

         During the last two years no cash dividends have been declared on the Company's common stock. There are no restrictions that limit the Company's ability to pay dividends on common equity stock or that are likely to do so in the future.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         During 1998 the Company sold all of its interests in oil and gas royalty properties for cash and, after repayment of debt and accounts payable, became a publicly traded shell. In October 1998, the Company completed the acquisition of World Wide Communication (Holdings) Ltd. ("WWCH"), in a transaction accounted for as a reverse acquisition. As a result, the Company became the successor to the business and financial operations of WWCH, including its fiscal yearend of September 30. WWCH began operations in January 1998 and this report includes historical data since that date. In January 1999, the Company changed its name to World CallNet, Inc.

         Since incorporation in January 1998, the Company has been involved primarily in capital formation activities, refinement of its business strategy and development of relationships with industry partners. The Company's principal external source of capital for developing its products and services has been the placement of bridge notes payable. In December 1998, the Company completed the private placement of $1,150,000 in bridge notes that are due one year from date of issuance. Additional placements of bridge notes or the sale of equity securities to fund operating expenses will be necessary until the Company becomes profitable.

         The Company's plan of operation for the next twelve months includes the ongoing operation of its Internet service and the continued development and marketing of its Internet products such as Mail TV and its proprietary keyboard. The Company will require substantial capital to implement its business plan, which is discussed further in Note 2 to the Financial Statements. It is expected that costs of product development and manufacturing these products will be borne by joint venture partners such as Zilog, OEM television manufacturers and other third parties seeking to acquire new microchip technology developed by the Company.

         With working capital on hand, the Company estimates it can satisfy its obligations and cash requirements until mid 1999. To meet debt obligations due during the balance of fiscal 1999 and 2000, the Company will have to raise additional capital in the next twelve months.

         The Company has estimated that research and development costs will be approximately $250,000 during the next twelve months. Expenditures for plant and/or significant capital equipment are estimated at $750,000 during the next twelve months.

         If necessary, the Company will issue shares of its capital stock to acquire assets, customers and other entities that appear to be viable business opportunities.

         The Company expects that its primary source of internal liquidity will be revenues from telephone toll charges earned by under the terms of its CWC agreement. The fundamental business strategy is to direct telephone usage to the CallNet telecommunications network from new CallNet ISP customers. The Company's products are designed to facilitate new Internet access. Sale of these products is expected to be a secondary source of revenues for the Company.

         The Company is in the process of evaluating and implementing changes, as necessary, to its information systems and accordingly does not anticipate any material year 2000 issues from its own systems, programs or from any of its products. The impact of such issues on the Company's suppliers, customers, vendors and financial service organizations could have an adverse effect on the Company.


RESULTS OF OPERATIONS
---------------------

         The results of operations for purposes of this discussion include only the financial information related to WWCH, the surviving business operation in a transaction that was treated as a reverse acquisition. The Company's financial statements report only the business operations and assets of WWCH from its inception in early 1998. Financial information and related discussions contained in reports previously filed by the Company are not comparable with the disclosures included herein.

         For the period from January 23, 1998 through September 30, 1998 the Company incurred salaries and other administrative expenses related to capital formation and development of its business plan. These expenses are reflected on the statement of operations for the period as charges to general and administrative expense.

FINANCIAL STATEMENTS                                                        Page

                  Independent Auditors Report                                 13

                  Balance Sheet as of September 30, 1998                      14

                  Statements of Operations for the Period from
                  January 23 1998 to September 30, 1998                       15

                  Statements of Stockholders' Equity for the Period
                  from January 23 1998 to September 30, 1998                  16

                  Statements of Cash Flows for the Period from
                  January 23 1998 to September 30, 1998                       17

                  Notes To Financial Statements

                          INDEPENDENT AUDITOR'S REPORT



The Board of Directors
World CallNet, Inc.
London, England


We have audited the accompanying balance sheet of World CallNet, Inc. (formerly World Wide Communications (Holdings) Limited) as of September 30, 1998, and the related statements of operations, stockholders deficit and cash flows for the period from January 23, 1998 (date of inception) to September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of World CallNet, Inc. as of September 30, 1998, and the results of its operations and its cash flows for the period then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage and has had no revenues through September 30, 1998, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



HEIN + ASSOCIATES LLP


Dallas, Texas
January 25, 1999



                               WORLD CALLNET, INC.
             (Formerly Worldwide Communications (Holdings) Limited)
                          (A Development Stage Company)



                                  BALANCE SHEET
                           (Expressed in U.S. Dollars)
                               SEPTEMBER 30, 1998

                                     ASSETS
                                     ------


CURRENT ASSET -
   Cash                                                                             $   1,995

OTHER ASSETS:
   Investment in marketable securities                                                203,772
   Intangible asset                                                                    19,500
                                                                                    ---------
       Total other assets                                                             223,272
                                                                                    ---------
                 Total assets                                                       $ 225,267
                                                                                    =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                            $  43,041
   Accrued compensation due officers                                                  165,565
   Deferred revenue                                                                   193,583
   Due to affiliate                                                                    10,486
                                                                                    ---------
            Total current liabilities                                                 412,675

COMMITMENT AND CONTINGENCY (Notes 3 and 5)

STOCKHOLDERS' DEFICIT:
   Common stock, $1.66 par value; 1,000 shares authorized, issued and outstanding
   (20,000,000 shares authorized at $0.001 par value and 7,333,333 shares issued
    on a pro forma basis)                                                               1,660
   Additional paid-in capital                                                         194,500
   Accumulated deficit                                                               (378,285)
   Foreign currency translation adjustment                                             (5,283)
                                                                                    ---------
            Total stockholders' deficit                                              (187,408)

            Total liabilities and stockholders' deficit                             $ 225,267
                                                                                    =========


             See accompanying notes to these financial statements.

                               WORLD CALLNET, INC.
             (Formerly Worldwide Communications (Holdings) Limited)
                          (A Development Stage Company)


                             STATEMENT OF OPERATIONS
                           (Expressed in U.S. Dollars)
              FOR THE PERIOD JANUARY 23, 1998 TO SEPTEMBER 30, 1998


REVENUES                                                             $    --

GENERAL AND ADMINISTRATIVE EXPENSES                                    378,285

NET LOSS                                                              (378,285)

OTHER COMPREHENSIVE LOSS - Foreign currency translation adjustment      (5,283)
                                                                     ---------

COMPREHENSIVE LOSS                                                   $(383,568)
                                                                     =========

NET LOSS PER SHARE (basic and diluted)                               $ (12,610)
                                                                     =========

WEIGHTED AVERAGE SHARES
                                                                            30
                                                                     =========

             See accompanying notes to these financial statements.



                               WORLD CALLNET, INC.
             (Formerly Worldwide Communications (Holdings) Limited)
                          (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                           (Expressed in U.S. Dollars)
           FOR THE PERIOD FROM JANUARY 23, 1998 TO SEPTEMBER 30, 1998




                                                                                                     Foreign
                                                       Common Stock       Additional                Currency
                                                  --------------------      Paid-In    Accumulated  Translation
                                                    Shares     Amount       Capital     Deficit     Adjustment    Total
                                                    ------     ------     ---------    -----------  -----------  --------
Issuance of shares to founders upon
incorporation on January  23, 1998                       2   $       3    $    --      $    --      $    --      $       3


Issuance of shares on September 24, 1998 for
cash at par value and intangible asset                 100         166       19,501         --           --         19,667


Issuance of shares on September 24, 1998 for
cash at par value and funding of expenses              898       1,491      174,999         --           --        176,490

Net loss for the period                               --          --           --       (378,285)        --       (378,285)

Foreign currency translation adjustment               --          --           --           --         (5,283)      (5,283)
                                                 ---------   ---------    ---------    ---------    ---------    ---------

                                                     1,000   $   1,660    $ 194,500    $(378,285)   $  (5,283)   $(187,408)
                                                 =========   =========    =========    =========    =========    =========




             See accompanying notes to these financial statements.

                               WORLD CALLNET, INC.
             (Formerly Worldwide Communications (Holdings) Limited)
                          (A Development Stage Company)


                             STATEMENT OF CASH FLOWS
                           (Expressed in U.S. Dollars)
              FOR THE PERIOD JANUARY 23, 1998 TO SEPTEMBER 30, 1998


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                         $(378,285)
   Expenses paid by stockholders                                      175,000
   Increase in accounts payable and accrued expenses, net of
      foreign currency translation adjustments                        203,323
   Cash advances from and expenses paid by affiliate                      297
                                                                    ---------
               Net cash provided by operating activities                  335

CASH FLOWS FROM FINANCING ACTIVITIES -
   Cash received in common stock issuances                              1,660
                                                                    ---------
NET INCREASE IN CASH                                                    1,995

CASH, beginning of period
                                                                    ---------

CASH, end of period                                                 $   1,995
                                                                    =========

NON CASH TRANSACTIONS:
   Investment in marketable securities obtained for obligation to
       provide services and for cash payment by affiliate           $ 203,772
                                                                    =========
   Acquisition of intangible asset for common stock                 $  19,500
                                                                    =========



              See accompanying notes to these financial statements.

                               WORLD CALLNET, INC.
             (Formerly Worldwide Communications (Holdings) Limited)
                          (A Development Stage Company)

                          (Expressed in U.S. Dollars)

NOTES TO FINANCIAL STATEMENTS


1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------

     Organization
     ------------
     World CallNet, Inc. (the "Company") (formerly Worldwide Communications (Holdings) Limited) is a development stage company incorporated in the United Kingdom on January 23, 1998. The Company's business plan is to develop and sell certain consumer internet software and operate as a pay-as-you-go internet service provider. The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiary, Overleaf Systems, Limited ("Overleaf"). Overleaf has been inactive to date.

     Investment in Marketable Securities
     -----------------------------------
     The Company's investment in securities at September 30, 1998 is classified as available for sale and carried at estimated market value.

     Foreign Currency Translation
     ----------------------------
     The Company conducts its operations and maintains its accounts in British pounds. Financial statements prepared in U.S. dollars are translated based on the exchange rate at the balance sheet date for assets and liabilities and a weighted average rate for revenues and expenses. Translation adjustments are accumulated in a separate component of stockholders' deficit entitled foreign currency translation adjustment.

     Loss Per Share
     --------------
     Basic loss per share is computed based on the weighted average number of shares outstanding during the period. Diluted loss per share takes common stock equivalent shares (such as options, warrants and convertible securities) into consideration. However, common stock equivalent shares are not considered when their effect would be anti-dilutive.

     Use of Estimates
     ----------------
     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

     Income Taxes
     ------------
     The Company accounts for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company has a tax loss carryforward at September 30, 1998 of approximately $200,000 and a deferred tax asset, which is fully reserved, of approximately $50,000.

                               WORLD CALLNET, INC.
             (Formerly Worldwide Communications (Holdings) Limited)
                          (A Development Stage Company)

                          (Expressed in U.S. Dollars)


     Intangible Asset
     ----------------
     Intangible asset consists of intellectual property, which will be amortized by the straight-line method over five years.

     Statement of Cash Flows
     -----------------------
     For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

2.   CONTINUED OPERATIONS
     --------------------

     The Company is in the development stage and has had no revenues through September 30, 1998. In addition, the Company will require substantial capital to implement its business plan. These factors raise substantial doubt about the Company's ability to continue as a going concern. In December 1998, the Company completed a one-year note offering, in which it raised net proceeds of approximately $1,100,000. The Company has also negotiated a development and marketing agreement with a much larger company that management believes will facilitate market penetration. Management also intends to attempt to raise additional capital in the near term. Management believes these actions will permit the Company to achieve its objectives and attain profitable operations to allow the Company to continue as a going concern.

3.   INVESTMENT AND DEFERRED REVENUE
     -------------------------------

     In September 1998, the Company acquired 2,000,000 shares in Cherokee Leisure Plc ("Cherokee"), a publicly traded company in the United Kingdom, from another company in exchange for payment of $10,189 and assumption of the other company's obligations to Cherokee. The obligations are to design, install and support a website for Cherokee. The Company has valued the Cherokee shares based on their estimated market value of $203,772 at the time of acquisition. The estimated market value was materially unchanged at September 30, 1998. The Company has recorded a deferred revenue liability of $193,583, which represents the estimated value of the shares less the cash payment. The cash payment was made by another company with directors in common with the Company and is included in "due to affiliate" in the accompanying balance sheet. The Company is entitled to receive 40% of any revenue generated from the website. If such revenue generated is less than approximately $700,000 through April 30, 1999, the Company must return 500,000 shares of the Cherokee stock. If such revenue exceeds approximately $2,800,000 through April 30, 1999, the Company will be entitled to an additional 500,000 shares of the Cherokee stock.

                               WORLD CALLNET, INC.
             (Formerly Worldwide Communications (Holdings) Limited)
                          (A Development Stage Company)

                          (Expressed in U.S. Dollars)


4.   RELATED PARTY TRANSACTIONS
     --------------------------

     Certain directors and stockholders of the Company are directors and/or stockholders in other companies with which the Company had the transactions set forth below. Also, see Notes 3 and 6.

o CallNet Plc paid salaries of officers/directors and employees and paid certain other administrative costs of the Company. Such amounts, which totaled $185,486, have been recorded as administrative expense.

o Certain intellectual property rights related to e-mail functionality were assigned to the Company by Telemail Europe (via the Company's newly formed subsidiary, Overleaf) in exchange for 100 shares of stock. The parties that received the stock also paid the Company a total of $166 for the shares.

o The Company entered into an agreement with CallNet Plc in which the Company will license its system for the business of internet service provider and CallNet Plc will sub-license such system to other parties.

5.   COMMITMENT
     ----------

     The Company has employment agreements with three officers/directors which require annual payments through September 2001 of approximately $110,000 each.

6.   Subsequent Events
     -----------------

     In October 1998, 100% of the Company's common stock was acquired by General American Royalty, Inc. ("GAR"). The Company's stockholders obtained approximately 75% of the outstanding common stock of GAR and three of the Company's directors were appointed to the board of GAR. For financial reporting purposes, the transaction will be treated as a reverse acquisition of GAR by the Company. Following the reverse acquisition, the Company's stockholders' deficit section will reflect the GAR capital structure, which is presented parenthetically on a pro forma basis in the accompanying balance sheet. As of September 30, 1998 GAR's unaudited summarized financial position was as follows:

                   Total assets                     $ 20,537
                   Total liabilities                   5,665
                                                    --------
                   Stockholder's equity             $ 14,872
                                                    ========

     In October 1998 in connection with the merger with GAR referred to above, the Company agreed to acquire 20% of the stock of CallNet Plc in exchange for 500,000 shares of the Company's common stock.

                               WORLD CALLNET, INC.
             (Formerly Worldwide Communications (Holdings) Limited)
                          (A Development Stage Company)

                          (Expressed in U.S. Dollars)


     In December 1998, the Company completed a private placement of notes payable totaling $1,150,000. The notes bear interest at 10% and are collateralized by the Company's shares of Cherokee Leisure Plc. Interest is due monthly and principal is due in full on December 1, 1999. The holders of the notes were also issued stock purchase warrants entitling them to purchase an aggregate of 575,000 shares of the Company's common stock between March 1, 1999 and December 1, 2000 at $1.00 per share. The Company paid a $50,000 commission in connection with the offering.

     In January 1999, the Company's stockholders approved (1) a change in the corporate name of GAR and its subsidiary, the Company, to World CallNet, Inc., (2) an increase in the authorized shares to 30,000,000 shares of common stock and 10,000,000 shares of preferred stock, and (3) a stock option plan that had been adopted by the board of directors in November 1998. Under the stock option plan, the Company's board of directors may grant options to acquire up to a total of 1,000,000 shares of stock to officers, directors, employees, advisors or consultants of the Company. In November 1998, the Company granted options to each of three of its directors to acquire 150,000 shares for $1.50 a share. The options expire in November 2001. Also in November 1998, the Company granted options to acquire 100,000 shares to a director and 50,000 shares to an advisory director under the same terms.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On October 30, 1997 the Company engaged Hein + Associates LLP ("Hein") as its independent principal accountant and auditor, and dismissed Coopers & Lybrand, LLP ("C&L"). C&L had been engaged as principal accountants and issued an audit report on the Company's financial statements for the last fiscal year. C&L's audit reports contained no adverse opinion of disclaimer of opinion and, were not qualified as to uncertainty, audit scope or accounting principles. The Company had no disagreements with C&L over accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to C&L's satisfaction, would have caused it to make reference to the subject matter of the disagreements in its audit report. C&L's letter confirming these facts was included as part of the Company's filing on Form 8-K dated October 30, 1997.


DIRECTORS,  EXECUTIVE OFFICERS,  PROMOTERS AND CONTROL PERSONS;  COMPLIANCE WITH
SECTION 16(a) OF THE EXCHANGE ACT


         Set forth below are the identities of the directors, executive officers and significant employees of the Company and a brief account of their business experience. The Company's bylaws provide for up to nine directors who are elected for one-year terms. Executive officers are appointed by the board of directors to serve in their respective capacities for one year until the directors duly appoint their successors.

DIRECTORS AND EXECUTIVE OFFICERS
--------------------------------
                                                                       Served as
                                                             Term       Director
    Name              Age       Position and Offices         Expires      Since
-----------------     ---       --------------------         -------   ---------

Paul Goodman-         41        President and                 2000        1998
    Simpson (1)                 Director

Aaron Goodman-        37        Vice President and            2000        1998
    Simpson (1)                 Director

Keith Goodyer         31        Vice President and            2000       1998

James F. Smith        62        Director                      1999        1996

Walter B. Wriston     79        Advisory Director             2000        1998

(1) Paul Goodman-Simpson and Aaron Goodman-Simpson are brothers.

BUSINESS EXPERIENCE
-------------------

         Paul Goodman-Simpson. Mr. Goodman-Simpson has been a director and the president of the Company since October 9,1998 and a managing director and a co-founder in 1997 of WWCH, which became a wholly owned subsidiary of the Company on October 9, 1998. From 1993 to 1997 he was the managing director of KORE Ltd., a computer software distribution company. From 1992 to 1997 he was Director of Sales (Far East Asia) of International Software Systems, Inc., a software company. From 1985 to 1991 he was a salesman for two other software companies.

         Aaron Goodman-Simpson. Mr. Goodman-Simpson has been a director and the vice president for operations and sales of the Company since October 9, 1998, when the Company acquired all the capital stock of WWCH. He joined WWCH in 1997 as its sales director and vice president for operations. He serves, and has served since 1994, as the sales director of KORE Ltd., a computer software distribution company. From 1992 until October 1994 he was the business development manager for Computer 2000 Datech Ltd., Europe's largest computer peripheral distributor. From 1986 until 1992 he was a director of A & B Developments Ltd., a construction company to which Mr. Goodman-Simpson introduced computer-aided design to its practice.

         Keith Goodyer. Mr. Goodyer is a director and vice president of the Company since October 9, 1998 and the technical director and a co-founder in 1997 of WWCH, which became a wholly owned subsidiary of the Company on October 9, 1998. He manages WWCH's research and development facility in Newport Pagnell, England. From 1979 until co-founding WWCH, he was an independent Internet consultant and developer. He developed several new consumer electronics and Internet tools including the Company's TelEmail and MailTV products. From 1992 to April 1997 Mr. Goodyer was Internet Appliance Product Manager of MSU Corporation, a public company that designs internet appliances, and led a development team that produced the first Set-Top-Box for connecting television sets to the Internet.

              James F. Smith. Mr. Smith is a director and was president of the Company from 1995 until October 9, 1998, when the Company acquired all the capital stock of WWCH. Prior to joining the Company in 1995, Mr. Smith was active in the oil and gas business and had been a founder and executive officer of four public companies that were engaged in the oil and gas business.

              Walter B. Wriston. Mr. Wriston has served as an advisory director of the Company since November 1998. He retired as Chairman and Chief Executive Officer of Citicorp and its principal subsidiary, Citibank, N.A., in September 1984. Mr. Wriston serves as a director of ICOS Corporation, York International Corporation, Cygnus, Inc., Vion Pharmaceuticals, Inc. and WMNB Acquisition Corp. He also served as Chairman of President Reagan's Economic Policy Advisory Board and a member and former Chairman of The Business Council.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
-------------------------------------------------------

         The following persons during the last fiscal year failed to file on a timely basis, as disclosed in the following table, reports required by Section 16(a) of the Exchange Act:

                             Number of                  Number of
         Name              Late Reports                Transactions

Paul Goodman-Simpson            2                          1
Aaron Goodman-Simpson           2                          1
Keith Goodyer                   2                          1
James F. Smith                  2                          2
Douglas Weedon                  2                          2
George E. Green                 2                          2
Sam E. Nicholson                2                          2


         The Company knows of no existing failures to file a required form.


EXECUTIVE COMPENSATION.

         Set forth below is the aggregate remuneration during the periods indicated of the officers and directors who received remuneration, and officers and directors as a group:


                                                                 Remuneration
Name of Individual        Capacities in Which             September 30,  September 30,
Identity of Group         Remuneration was Received           1998           1997
-----------------         -------------------------           ----           ----

James F. Smith            President and Chief Executive
                          Officer and Director (1)          $  15,000     $  30,000

Paul Goodman-               (2)                                66,388 (4)      -
Simpson

Aaron Goodman-              (3)                                66,388 (4)      -
Simpson

Keith Goodyer               (3)                                66,388 (4)
                                                                               -

Officers and directors
as a group (4 persons)                                      $ 214,164     $  30,000


(1) Includes $3,000 of other compensation and does not include any personal benefits provided by the Company as such benefits did not exceed ten percent of total salary and bonus. Mr. Smith resigned as President and Chief Executive Officer on October 9, 1998.

(2) Mr. Goodman-Simpson became a director and was appointed as President and Chief Executive Officer of the Company on October 9, 1998.

(3) Messes Goodman-Simpson and Goodyer became directors and were appointed as Vice Presidents of the Company on October 9, 1998.

(4) Represents salaries and reimbursement of expenses paid by CallNet Plc, a 20% owned subsidiary of the Company.

         The Company has employment agreements with Paul Goodman-Simpson, Aaron Goodman-Simpson and Keith Goodyer. Each is employed for a term to end September 30, 2001 at an annual salary of (pound)65,000 (approximately $110,000) plus an automobile allowance of (pound)7,500 (approximately $12,675).

         In September 1998, James F. Smith exercised an option, granted on August 28, 1998, to purchase 7,000 shares of common stock at $0.01 per share. Based on the $1.00 market price of the stock, Mr. Smith realized a $7,368 value upon exercise of the option.


SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT.

         As of December 31, 1998, set forth below are the numbers of shares and the percentage of outstanding shares of Common Stock of the Company owned beneficially by each director of the Company, each executive officer named in the Executive Compensation Table, by all officers and directors as a group, and by each shareholder known by the Company to own more than five percent of the Company's common stock, including those shares subject to outstanding options or warrants:

                                                      Beneficial Ownership
                                                      --------------------
         Name and Address                           Number of    Percentage
         of Beneficial Owner                        Shares (1)   of Class(2)
         -------------------                        ------------------------
         James F. Smith                             234,000 (3)   2.9%
         4925 Greenville Ave. Ste 717
         Dallas, TX  75206

         Paul Goodman-Simpson  (4)                  535,000 (5)   6.6%
         Brecon House, Meridian Gate
         207 Marsh Wall
         London E149YT

         Aaron Goodman-Simpson (4)                  315,000 (5)   3.9%
         Brecon House, Meridian Gate
         207 Marsh Wall
         London E149YT

         Keith Goodyer                              287,500 (5)   3.6%
         Brecon House, Meridian Gate
         207 Marsh Wall
         London E149YT

         Walter B. Wriston                          50,000 (6)    0.6%
         405 Park Ave, 3rd Floor
         New York, NY 10022

         Officers and directors                  1,421,000       16.7%
         as a group (4 persons)


(1) This table is based upon information supplied by officers, directors and principal shareholders and applicable schedules filed with the Securities and Exchange Commission. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. The number of shares for each person is calculated in accordance with rules of the Securities and Exchange Commission and includes shares each person has the right to acquire within 60 days from the exercise of stock options.

(2) Percentages are calculated on the basis of the amount of outstanding shares of stock (7,916,833), plus for each person or group, any shares that person or group has the right to acquire within 60 days through the exercise of options.

(3) Includes 105,000 shares held of record by Sammie S. Smith, Mr. Smith's spouse. Mr. Smith disclaims any beneficial interest in these 105,000 shares. Also includes 100,000 shares subject to being acquired within 60 days at $1.50 per share pursuant to a stock option granted by the Company.

(4)      Paul Goodman-Simpson and Aaron Goodman-Simpson are brothers.

(5) Includes 150,000 shares subject to being acquired within 60 days at $1.50 per share pursuant to a stock option granted by the Company.

(6) Includes 50,000 shares subject to being acquired within 60 days at $1.50 per share pursuant to a stock option granted by the Company.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         During the period from inception in January 1998 through September 30, 1998, CallNet Plc, a 20% owned subsidiary, paid salaries of officers/directors and employees and paid certain other administrative costs of the Company totaling $185,486.

         Certain intellectual property rights related to e-mail functionality were assigned to the Company by Telemail Europe in exchange for 100 shares of stock. The parties that received the stock also paid the Company a total of $166 for the shares. The Company entered into an agreement with CallNet Plc in which the Company will license its system for the business of internet service provider and CallNet Plc will sub-license such system to other parties. Both of the aforementioned entities have directors and shareholders in common with the Company.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

      2.1 The Plan of Acquisition with WWCH, which is incorporated herein by reference as filed as exhibit to Form 8-K dated October 23, 1998.

      3.1 Certificate of Incorporation of the Company and amendments thereto, which is incorporated herein by reference as Exhibit 3(i) to Form 10 filed on March 26, 1997.

      3.2     Amendment   to   Certificate   of   Incorporation,   which  is
              incorporated by reference herein as Exhibit 3(i) to Form 8-K, dated October 23, 1998.

      3.3 By-laws of the Company, which are incorporated by reference herein as Exhibit 3(ii) to Form 10 filed on March 26, 1997.

      10(a) Agreement between General American Royalty, Inc. and ZiLOG, Inc. dated December 2, 1998.

      10(b) Employment agreement between the Company and Paul Goodman-Simpson, Aaron Goodman-Simpson and Keith Goodyer.

      21 List of all the Company's subsidiaries, the state or other jurisdiction of incorporation, and the names under which such subsidiaries do business.

      27      Financial data schedule.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          WORLD CALLNET, INC.
                                          -------------------
                                              (Registrant)


                                          /s/ Paul Goodman Simpson
                                          -------------------------
                                          Paul Goodman-Simpson, Director,
                                          President and Chief Executive
                                          Officer

                                          Date   January 29, 1999
                                                -----------------


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



 /s/ Aaron Goodman-Simpson              /s/ Paul Goodman-Simpson
     ---------------------                  --------------------
Aaron Goodman-Simpson, Vice                 Paul Goodman-Simpson, President,
President and Director                      Chief Executive Officer and Director

Date   January 29, 1999                 Date   January 29, 1999
     ------------------                        ----------------



 /s/ Keith Goodyer                      /s/ James Christodolou
     -------------                          ------------------
Keith Goodyer, Vice President and      James Christodolou, Principal
Director                               Accounting Officer

Date   January 29, 1999                Date   January 29, 1999
     ------------------                       ----------------



 /s/ James F. Smith
     ---------------
James F. Smith, Director
Date: January 29, 1999