Form 10KSB/A
period 1998-09-30
WORLD CALLNET INC
filed 1999-02-04
CIK 1014491

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington. D.C. 20549

                                   FORM 10-KSB/A

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

                               WORLD CALLNET, INC.
             (Formerly Worldwide Communications (Holdings) Limited)
                          (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                          (Expressed in U.S. Dollars)




1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------------

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

                         NOTES TO FINANCIAL STATEMENTS

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

                         NOTES TO FINANCIAL STATEMENTS

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

                         NOTES TO FINANCIAL STATEMENTS

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