Form 10QSB
period 1998-12-31
WORLD CALLNET INC
filed 1999-03-19
CIK 1014491

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington. D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the three months ended December 31, 1998

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


         Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         As of January 31, 1999 there were 7,933,833 shares of registrant's common stock outstanding.

         Transitional Small Business Disclosure Format (Check One):  Yes  No X

REGISTRANT'S DISCLAIMER STATEMENT RE: PRIVATE SECURITIES LITIGATION REFORM ACT AND OTHER MATTERS

         The statements in this Report on Form 10-QSB, in the Company's Report on Form 10-KSB, or press releases issued by the Company that are not based on historical information are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's projections, hopes, expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include, but expectations are not limited to, plans in Description of Business regarding (i) its plans to market products in Europe, North America, South America and Asia,
(ii) its belief that offering free Internet access will capture customers for CallNet PLC, (iii) its statement that other companies engaged in Internet related businesses may be acquired, (iv) its expectation that the acquisition of the remaining 85% of CallNet Plc can be acquired by the end of fiscal year 1999,
(v) its belief that the majority of its future revenues will be derived from its ownership of CallNet PLC, which earns a share of telephone toll revenues from companies that provide telephone service to their customers, (vi) its belief that CallNet Plc will meet the quarterly telephone toll minute targets set forth in its agreement with Cable & Wireless Communications, Plc ("Cable & Wireless Communications") and (vii) its belief that its products and services will appeal to the many segments of the Internet market; and (vii) statements in Management's Discussion and Analysis or Plan of Operation regarding (a) the projection that its working capital will be adequate until mid 1999, (b) the projection that additional capital from bridge notes and/or sale of equity securities will be necessary, (c) the expectation that product development and manufacturing costs will be borne by joint venture partners, (d) the estimate of research/development and plant expenditures for the next twelve months, (e) the expectation that telephone toll revenues derived from ownership of CallNet PLC will be the primary source of internal liquidity and product sales will be a secondary source of internal liquidity, and (f) the belief that Year 2000 issues will not have a material impact on the Company.

         It is possible that the Company's projections, hopes, expectations, intentions, beliefs, plans or strategies regarding the future and hopes outlined above may not be achieved due to factors and circumstances discussed elsewhere in this Form 10-QSB. See Part 1, Item 2, "Management's Discussion and Analysis or Plan of Operation."

         World CallNet, Inc. is not affiliated with, sponsored by or endorsed by any of the following companies who have similar trade names, trademarks or service marks: Worldcall Communications International, Inc.; Computer Calling Technologies, Inc.; AT&T Corp.; Worldnet Communications, Inc.; Luckman Interactive, Inc.; Allnet Communications Services, Inc.; West Coast Telecommunications, Inc.; and Worldnet Communications, Inc.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Financial information required by Item 301(b) of Regulation S-B can be found on the page following Item 2 below. The financial information should be read in conjunction with the financial statements for the year ended September 30, 1998 included in the Company's Annual Report on Form 10-KSB. Operating results for the three months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the entire year ended September 30, 1999.

Item 2. Management's Discussion and Analysis or Plan of Operation.

LIQUIDITY AND CAPITAL RESOURCES

         During 1998, the Company sold all of its interests in oil and gas royalty properties for cash and, after repayment of debt and accounts payable, became a publicly traded shell. In October 1998, the Company completed the acquisition of World Wide Communication (Holdings) Ltd. ("WWCH") in a transaction accounted for as a reverse acquisition. As a result, the Company became the successor to the business and financial operations of WWCH, including its fiscal yearend of September 30. WWCH was incorporated in January 1998 and during the period from incorporation through December 31, 1998 had been involved primarily in capital formation activities, refinement of its business strategy and development of relationship with industry partners. In January 1999, the Company changed its name to World CallNet, Inc.

         The Company's principal external source of capital for developing its products and services has been the placement of bridge notes payable. In November and December 1998, the Company completed the private placement of $1,150,000 in bridge notes that are due on December 1, 1999 or earlier under certain circumstances, including the raising of $3.5 million or more of additional capital. Additional placements of bridge notes or the sale of equity securities to fund operating expenses will be necessary until the Company's revenues from operations provide sufficient cash flow.

         The Company's plan of operation for the next twelve months includes the ongoing operation of its Internet service and the continued development and marketing of its Internet products such as Mail TV and its proprietary keyboard. The Company will require substantial capital to implement its business plan, which is discussed further in Note 2 to the Financial Statements. It is expected that most of the costs of product development and manufacturing these products will be borne by joint venture partners such as Zilog, OEM television manufacturers and other third parties seeking to acquire new microchip technology developed by the Company.

         With working capital on hand, the Company estimates it can satisfy its obligations and cash requirements until mid 1999. To meet debt obligations due during the balance of fiscal 1999 and 2000 and to meet other obligations, the Company will have to raise additional capital in the next twelve months.

         The Company has estimated that research and development costs will be approximately $250,000 during the next twelve months. Expenditures for plant and/or significant capital equipment are estimated at $750,000 during the next twelve months.

         If deemed appropriate by the Board of Directors, the Company will issue shares of its capital stock to acquire assets, customers and other entities that appear to be viable business opportunities.

         The Company expects that its primary source of internal liquidity will be revenues from telephone toll charges earned under the terms of agreements that CallNet Plc, an affiliated entity, has with Cable and Wireless Communications ("CWC"). The agreement with CWC entitles CallNet Plc, a provider of Internet access, to receive 35% of the telephone toll revenues CWC charges its customers for calls to CallNet Plc.

         The agreement with CWC provides that this revenue sharing arrangement is based on CallNet Plc meeting quarterly targets commencing with the period beginning March 1, 1999. The initial quarterly target is 10 million minutes with the quarterly targets for the next three-month period increasing to 30 million minutes. If a quarterly target is not met, Callnet Plc will be required to make certain repayments to CWC based on the difference between the target minutes and the actual minutes. The repayment requirement ranges from 10% of the quarterly payment made to CallNet Plc for achieving 90% and above of the target revenues to 10% of the quarterly payment made to CallNet Plc for achieving less than 50% of the target revenues.

         The fundamental business strategy is to direct telephone usage to the CallNet Plc telecommunications network from new Internet customers. The Company's products are designed to facilitate new Internet access. Sale of these products is expected to be a secondary source of revenues for the Company. The Company owns fifteen percent (15%) of the capital stock of CallNet Plc and plans to acquire the remaining eighty-five percent (85%) of the capital stock of CallNet Plc.

         The Year 2000 presents concerns for business and consumer computing. Aside from the well-known problems with the use of certain 2-digit date formats as the year changes from 1999 to 2000, the Year 2000 is a special case leap year, and dates such as 9/9/99 were used by certain organizations for special functions. This could result in system failures or miscalculations causing disruption of operations, including among others, a temporary inability to process transactions, send invoices or engage in similar normal business activities. The problem exists for many kinds of software and hardware, including mainframes, mini-computers, PC's and embedded systems.

         The Company is continuing to test its products and classify its tested products into the following categories of compliance: "compliant," "compliant with minor issues," and "not compliant." All of the Company's significant products tested are either "compliant" or "compliant with minor issues," as defined. The Company has purchased all of its information systems during the later part of 1998 with a full awareness of Year 2000 issues. While the Company received no written assurance from such vendors that such systems were year 2000 compliant, computer system hardware and software were carefully reviewed by the Company-employed computer technicians and software engineers before being purchased and placed in service.

         Software developed by the Company for Internet access relies on the systems employed by CallNet Plc, an affiliated entity that provides Internet service to the Company on an exclusive basis. CallNet Plc was incorporated in 1998 and under the direction and supervision of the Company's information systems technicians has followed the same procedures and timetables for purchasing and placing its information systems in service.

         The Company believes that purchasing information technology from vendors such as Intel and Microsoft basically eliminates remediation costs on systems not fully Year 2000 compliant. World CallNet's policy is to make future and current versions of its core products Year 2000 "compliant."

         The Year 2000 issue also affects the Company's internal systems, including information technology (IT) and non-IT systems. World CallNet is assessing the readiness of its systems for handling the Year 2000, and has started the remediation and certification process. Contingency plans are being developed in parallel with the testing and remediation efforts.

         As noted above, World CallNet has addressed the Year 2000 issue with its largest suppliers of services, CallNet Plc, and is evaluating its third-party distribution and supply chain to understand their ability to continue providing services and products throughout the change to the year 2000. World CallNet is monitoring key vendors, product manufacturers, distributors, and direct resellers to avoid any business interruptions in the year 2000. For critical third parties with known issues, contingency plans will be developed. The Company is also reviewing its facilities and infrastructure. Remediation efforts are under way and certain contingency plans are in development. In a worst case scenario, these unknown third party variables could have a material and adverse effect on the Company's ability to conduct its business.

         The Company believes that the Internet as a whole is subject to overall systems failure arising from Year 2000 matters due to the open and interactive nature of the Internet. The Internet is a loose and open network that may have many non-compliant participants who could corrupt the entire system. The Company believes that this risk does not apply to the Company to any greater extent that any other Internet Company.

         While Year 2000 issues present a potential risk to World CallNet's internal systems, distribution and supply chain, and facilities, the Company is minimizing risk with a worldwide effort. World CallNet is performing an extensive assessment and is in the process of testing and remediating mission critical components. The current plan is to have the majority of these components resolved by June 1999, with the remaining components resolved by September 1999. Management currently believes that all critical systems will be ready by the Year 2000. The level of expenditures for information systems, both historically and budgeted for the next year, are basically unaffected by Year 2000 issues. Therefore, the Company believes that the cost to address the Year 2000 issues is not material. The impact of the Year 2000 on future World CallNet revenue is difficult to discern but is a risk to be considered in evaluating future growth of the Company.

RESULTS OF OPERATIONS

         The results of operations for purposes of this discussion include only the financial results of WWCH, the surviving business operation in a transaction that was treated as a reverse acquisition. The Company's financial statements report only the business operations and assets of WWCH. Financial information and related discussions contained in reports previously filed by the Company are not comparable with the disclosures included herein.

         Revenues of approximately $35,000 for the three months ended December 31, 1998 were derived from license fees related to the Company's MailTV software chip.

         For the three months ended December 31, 1998 the Company incurred salaries and other administrative expenses related to capital formation and development of its business plan. These expenses are reflected on the statement of operations as charges to general and administrative expense.

         Interest expense of $2,500 is related to $300,000 of notes payable dated November 30, 1998 that bear interest at 10% per annum. The Company is obligated to make monthly interest payments to holders of these notes and to holders of an additional $850,000 of notes dated December 31, 1998.

CAUTIONARY FACTORS

         The success of the Company's plan of operation may be adversely affected by several principal factors.

NEED FOR ADDITIONAL CAPITAL
---------------------------

         The Company needs a substantial amount of capital to achieve its business plan. Conditions in financial markets influence investors' attitudes and willingness to invest in a particular industry issuer or type of security. If the Company is unable to obtain additional capital through private or public placement of its debt or equity securities, asset-based or bank financing, or through ventures with industry partners, its ability to achieve its business objectives could be substantially impaired.

COMPETITION
-----------

         The online services and Internet markets are highly competitive. The Company believes that existing competitors, which include, among others, commercial online services such as America OnLine and Dixon's FreeServe, Internet-based services, including, among others, the Microsoft Network, and Internet service providers, including various national and local independent Internet service providers as well as long distance and regional telephone companies, including, among others, British Telecommunications and Cable & Wireless Communications and various other regional telephone operating companies, are likely to enhance their service offerings. In addition, new competitors, including Internet directory services and various media and telecommunications companies, have entered or announced plans to enter the online services and Internet markets, resulting in greater competition for the Company. Many of the direct competitors and possible future competitors referred to above have significantly greater financial, technical, marketing and personnel resources than the Company. These factors may have a material adverse effect on the Company's financial condition and operating results. In addition, in response to increased competition, the Company may adopt additional strategies designed to continue the growth in its subscriber base, such as new marketing programs and promotional offers and implementation of new pricing programs. Such strategies may result in an increase in costs as a percentage of revenue.

         The business of providing Internet access services is new, extremely competitive rapidly evolving and subject to rapid technological change. World CallNet expects that such competition will intensify significantly in the near future. A large number of companies are developing or have introduced devices and technologies to facilitate access to the Internet via a television. Such competitors include suppliers of low-cost Internet technologies. Set top boxes and devices are proposed or under development, as well as video game devices that provide Internet access. In addition, manufacturers of television sets have announced plans to introduce Internet access and Web browsing capabilities into their products through set-top boxes.

         Personal computer manufacturers are introducing Personal Communications Systems that offer full-fledged television viewing combined with Internet access. Operators of cable television systems also plan to offer Internet access in conjunction with cable service. World CallNet also competes with Internet service providers and commercial online services. There can be no assurance that World CallNet's competitors will not develop Internet access products and services that are superior to, and priced competitively with those or World CallNet, thereby achieving greater market acceptance than MailTV. Many of World CallNet's competitors, as well as potential competitors, have longer operating histories, greater name recognition, larger installed customer bases and significantly greater financial, technical and marketing resources than World CallNet.

SUBSCRIBER ATTRITION RATES
--------------------------

         World CallNet will devote considerable financial and human resources to attract subscribers to its service; however, due to circumstances that may or may not be beyond the control of the Company, these subscribers may discontinue their affiliation with the Company. As a result of subscriber attrition, the revenues generated from Internet usage may decline considerably, as may the rates that the Company can charge from advertising on its service as well as the revenues that the Company anticipates from e-commerce.

REPAYMENT OF OBLIGATION UNDER CABLE & WIRELESS AGREEMENT
--------------------------------------------------------

            The Company expects that its primary source of internal liquidity will be revenues from telephone toll charges earned under the terms of the agreement that CallNet Plc, an affiliated entity, has with Cable & Wireless Communications. The agreement with Cable & Wireless Communications entitles CallNet Plc, a provider of Internet access, to receive 35% of the telephone toll revenues Cable & Wireless charges its customers for calls to CallNet Plc. The agreement requires CallNet Plc to refund certain payments if such telephone toll minutes do not meet certain targets. See Part 1, Item 2, "Management's Discussion and Analysis or Plan of Operation Liquidity and Capital Resources".

NETWORK CAPACITY AND OPERATIONS
-------------------------------

         Rapid growth in subscriber demand may cause the Company and its data communications access providers to experience difficulty at certain times in providing adequate server and network capacity. As a result, subscribers may from time to time encounter difficulty in accessing and using the CallNet service. There can be no assurance that the Company will be able to expand server and network capacity at a rate sufficient to satisfy increasing subscriber demands, and the failure to do so could have a material adverse effect on the Company's business. The Company currently relies on several companies, particularly Cable & Wireless Communications, to provide data communications access to its service. Any damage or failure that causes interruptions in Cable & Wireless operations could have a material adverse effect on the Company's business.

         The Company's operations are dependent on its ability to protect its computer equipment and the information stored in its data centers against damage by fire, power loss, telecommunications failures, unauthorized intrusions and other events. The Company believes it has taken prudent measures to reduce the risk of interruption in its operations. However, there can be no assurance that these measures are sufficient. Any damage or failure that causes interruptions in the Company's operations could have a material adverse effect on its business. While the Company carries property and business interruption insurance to cover its computer operations, the coverage may not be adequate to compensate for losses that may occur.

PRESSURES ON OPERATING MARGINS
------------------------------

         One of the Company's goals is to increase market share by rapidly growing its subscriber base. To achieve this goal, the Company has aggressively promoted its service offerings and has implemented pricing changes and other strategies designed to facilitate subscriber growth. The costs associated with the rapid growth in its subscriber base and investments in customer support have placed, and will continue to place, pressures on the Company's operating margins.

         The Company may adopt additional strategies designed to continue the growth in its subscriber base, such as new marketing programs and promotional offers and implementation of new pricing programs. Such strategies may result in an increase in costs as a percentage of revenues. In addition, an acceleration in the growth of its subscriber base, changes in usage patterns among members or continuing investments in content may also increase costs as a percentage of revenues. As a result, the Company does not believe its operating margins have stabilized. There can be no assurance that the Company's operating margins will not be adversely affected in the future by such strategies or other conditions.

SEASONALITY
-----------

         Subscriber acquisition is expected to be highest in the second and third fiscal quarters, when sales of new computers and computer software arc highest due to the holiday season. Customer usage is expected to be lower in the summer months due largely to extended day light hours and competing outdoor leisure activities.


MANAGING A RAPIDLY GROWING AND CHANGING BUSINESS
------------------------------------------------

         The Company continues to experience major changes in its operations resulting from rapid expansion of its business and other factors which have placed significant demands on its administrative, operational and financial resources. The Company's future performance will depend in part on its ability to manage its growth and to adapt its administrative, operational and financial control systems to the needs of the expanded entity. The failure of management to anticipate, respond to and manage changing business conditions could have a material adverse effect on the Company's business and results of operations.

ACCESS TO CONTENT PROVIDERS
---------------------------

         As competition in the online services market intensifies, it may become more difficult or expensive to secure and retain content and/or content providers. The Company generally pays royalties to its content providers under short-term renewable agreements, and there can be no assurance that the loss of a number of content providers or significantly increased costs to maintain certain content providers would not have a material adverse effect on the Company's business.

NEW BUSINESSES AND INTERNATIONAL VENTURES
-----------------------------------------

         The Company pursues new products and services to diversify its sources of revenue and leverage its technological and other competencies. There can be no assurance that the Company will be able to successfully develop, or achieve commercial acceptance for, these new products and services. The Company intends to offer online services internationally through either wholly owned operations or through joint ventures with existing Internet service providers of telecommunications companies. There can be no assurance that the Company or its partners will be able to successfully market, sell and deliver its services in these markets. In addition, there are certain significant risks inherent in doing business on an international level, such as laws governing content that differ greatly from country to country, unexpected changes in regulatory requirements, political risks, export restrictions, export controls relating to encryption technology, tariffs and other trade barriers, fluctuations in currency exchange rates, issues regarding intellectual property and potentially adverse tax consequences, any or all of which could impact the Company's international operations.

CHANGING TECHNOLOGIES
---------------------

         As online services evolve, the Company will be required to offer technological advances such as improved data compression and delivery of voice and full-motion video. Currently, online services are accessed primarily by personal computers via modem. As online services become accessible by screen-based telephones, television or other consumer electronic devices, and become commercially deliverable over other wired conduits such as coaxial and fiber optic cable, the Company may have to develop new technology or modify its existing technology to keep pace with these developments. Pursuit of these technological advances will require substantial expenditures, and there call be no assurance that the Company will succeed in adapting its online service business to alternate access devices and conduits.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES
---------------------------------------------

         Changes in the regulatory environment relating to the telecommunications and media industry could have an adverse effect on the Company's business. The Company cannot predict the likelihood that any such legislation will pass, or the financial impact, if any, the resulting regulation may have. Moreover, the applicability to online service and Internet access providers of existing laws governing issues such as intellectual property ownership, libel and personal privacy is uncertain. The law relating to the liability of online service companies and Internet access providers for information carried on or disseminated through their systems is currently unsettled and has been the subject of several recent private lawsuits. If similar actions were to be initiated against the Company, costs incurred as a result of such actions could have a material adverse effect on the Company's business.

RELIANCE ON KEY PERSONNEL
-------------------------

         The Company's success depends in part upon the performance of its executive officers and other key employees. The loss of the services of one or more of its key personnel could have a material adverse effect on the Company. The Company depends on its continued ability to attract and retain highly skilled and qualified personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel.

RELIANCE ON THIRD PARTIES
-------------------------

         The Company depends substantially upon third parties for several critical elements of its business, including, among others, its revenue sharing and Internet routing agreement with Cable & Wireless Communications and its agreement with Zilog, Inc. pursuant to which Zilog, Inc. has agreed to manufacture and supply MAILTV chips to television manufacturers. The Company purchases its MAILTV retrofit keyboards from an outside manufacturer pursuant to purchase orders placed from time to time, will not carry significant inventories of these keyboards and will have no guaranteed supply arrangements. The Company relies on local telephone companies and other companies to provide data communications capacity via local telecommunications lines and leased long distance lines. In addition, the Company relies on CallNet PLC as an Internet service provider, which the Company plans to acquire.

INTELLECTUAL PROPERTY ISSUES
----------------------------

         The Company regards its patents, trademarks, trade dress, trade secrets and similar intellectual property as critical to its success, and the Company will rely upon patent law, trademark law, trade secret protection and confidentiality and/or license agreements with its employees, customers, partners and others to protect its proprietary rights. There can be no assurance that the steps taken by the Company to protect any of its proprietary rights will be adequate or that third parties will not infringe or misappropriate the Company's patents, trademarks, trade dress and similar proprietary rights. In addition, there can be no assurance that other parties will not assert infringement claims against the Company.


VOLATILITY OF SHARE PRICE
-------------------------

         The market price of the Company's Common Stock has a history of volatility. Factors such as quarterly variations in financial results and membership growth and usage, new pricing strategies, the announcement of technological innovations, mergers, acquisitions, strategic partnerships or new product offerings by the Company or its competitors, the entrance of new competitors into the online services market and changes in content providers may have a significant impact on the market price of the Common Stock. Moreover, the Common Stock could experience price volatility based on market conditions. In particular, a substantial short interest exists in the Company's Common Stock which may tend to exacerbate volatility.

FUTURE SALES OF COMMON STOCK
----------------------------

Sales of substantial amounts of Common Stock in the public market could adversely affect prevailing market prices of the Common Stock.



                               WORLD CALLNET, INC.
             (Formerly Worldwide Communications (Holdings) Limited)
                          (A Development Stage Company)

                                  BALANCE SHEET
                           (Expressed in U.S. Dollars)

                    AS OF DECEMBER 31 AND SEPTEMBER 30, 1998


                                                           (Unaudited)
  ASSETS                                                  December 31,   September 30,
                                                             1998           1998

CURRENT ASSETS:
   Cash                                                   $    89,966    $     1,995
    Cash held in escrow account                               757,283           --
                                                          -----------    -----------
                                                              847,249          1,995
                                                          -----------    -----------

OTHER ASSETS:
   Investment in marketable securities                        203,772        203,772
   Intangible asset, net of $325 and $0
      accumulated amortization                                 19,175         19,500
                                                          -----------    -----------
       Total other assets                                     222,973        223,272
                                                          -----------    -----------
                 Total assets                             $ 1,070,196    $   225,267
                                                          ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Notes payable, net of unamortized discount
     of $51,000 and $0                                    $ 1,001,607    $      --
   Accounts payable and accrued expenses                       45,541         43,041
   Accrued compensation due officers                          165,565        165,565
   Deferred revenue                                           193,583        193,583
   Due to affiliate                                              --           10,486
                                                          -----------    -----------
            Total current liabilities                       1,406,296        412,675
                                                          -----------    -----------

COMMITMENT AND CONTINGENCY (Notes 3 and 7)

STOCKHOLDERS' DEFICIT:
   Common stock, $.001 par value; 20,000,000
     shares authorized, 7,489,333 and 5,500,000
     shares issues and outstanding                              7,489          5,500
   Additional paid-in capital                                 465,162        190,660
   Accumulated deficit                                       (810,300)      (378,285)
   Foreign currency translation adjustment                      1,549         (5,283)
                                                          -----------    -----------
            Total stockholders' deficit                      (336,100)      (187,408)
                                                          -----------    -----------
            Total liabilities and stockholders' deficit   $ 1,070,196    $   225,267
                                                          ===========    ===========


             See accompanying notes to these financial statements.

                               WORLD CALLNET, INC.
             (Formerly Worldwide Communications (Holdings) Limited)
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS

                           (Expressed in U.S. Dollars)

                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1998

                                   (Unaudited)


REVENUES                                                            $    34,988

COSTS AND EXPENSES:
   General and administrative expenses                                  461,012
   Interest expense                                                       5,666
   Amortization expense                                                     325
                                                                    -----------
                                                                        467,003
                                                                    -----------

NET LOSS                                                               (432,015)

OTHER COMPREHENSIVE GAIN - Foreign currency translation adjustment        6,832
                                                                    -----------
COMPREHENSIVE LOSS                                                  $  (425,183)
                                                                    ===========

NET LOSS PER SHARE (basic and diluted)                                  $  (.06)
                                                                        =======

WEIGHTED AVERAGE SHARES                                               7,245,043
                                                                    ===========









             See accompanying notes to these financial statements.



                               WORLD CALLNET, INC.
             (Formerly Worldwide Communications (Holdings) Limited)
                          (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

                           (Expressed in U.S. Dollars)

                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1998

                                   (Unaudited)

                                                                                                           Foreign
                                                                              Additional                   Currency
                                                        Common Stock           Paid-In     Accumulated    Translation
                                                    Shares       Amount        Capital       Deficit      Adjustment     Total
                                                    ------       ------        -------       -------      ----------     -----

Balance September 30, 1998                          5,500,000   $    5,500   $  190,660    $ (378,285)   $   (5,283)   $ (187,408)

Issuance of shares of common stock on October 9,
1998 in connection with acquisition of 100% of
the Company's common stock by General
 American Royalty                                   1,829,333        1,829       13,043          --            --          14,872

Issuance of 160,000 shares on November 19, 1998
for cash                                              160,000          160      167,400          --            --         167,560

Issuance of common stock purchase warrants                                       94,059                                    94,059

Net loss for the period                                  --           --           --        (432,015)         --        (432,015)


Foreign currency translation adjustment                  --           --           --            --           6,832         6,832
                                                   ----------   ----------   ----------    ----------    ----------    ----------
                                                    7,489,333   $    7,489   $  465,162    $ (810,300)   $    1,548    $ (336,100)
                                                   ==========   ==========   ==========    ==========    ==========    ==========




              See accompanying notes to these financial statements.

                               WORLD CALLNET, INC.
             (Formerly Worldwide Communications (Holdings) Limited)
                          (A Development Stage Company)


                             STATEMENT OF CASH FLOWS

                           (Expressed in U.S. Dollars)

                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1998

                                   (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                           $(432,015)
   Accretion of discount on notes payable                                 3,166
   Increase in accounts payable and accrued expenses, net of
      foreign currency translation adjustments                            2,500
   Decrease in amount due to affiliate                                   10,486
    Other
                                                                          1,436
                                                                      ---------
               Net cash used by operating activities                   (414,427)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from short-term indebtedness, net of financing costs        334,838
   Cash received in common stock issuances                              167,560
                                                                      ---------
                                                                        502,398

NET INCREASE IN CASH                                                     87,971

CASH, beginning of period                                                 1,995
                                                                      ---------

CASH, end of period                                                   $  89,966
                                                                      =========
NON CASH TRANSACTIONS:
   Purchase of net assets in reverse acquisition for common stock     $  14,872
                                                                      =========



              See accompanying notes to these financial statements.

                               WORLD CALLNET, INC.
             (Formerly Worldwide Communications (Holdings) Limited)
                          (A Development Stage Company)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                           (Expressed in U.S. Dollars)


1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------------

     Organization
     ------------
     World CallNet, Inc. (the "Company") (formerly Worldwide Communications (Holdings) Limited) is a development stage company incorporated in the United Kingdom on January 23, 1998. The Company's business plan is to develop and sell certain consumer internet software and operate as a pay-as-you-go internet service provider. The accompanying financial statements include the accounts of the Company and its wholly owned subsidiary, Overleaf Systems, Limited ("Overleaf"). Overleaf has been inactive to date.

     Investment in Marketable Securities
     -----------------------------------
     The Company's investment in securities at December 31, 1998 is classified as available for sale and carried at estimated market value.

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

                               WORLD CALLNET, INC.
             (Formerly Worldwide Communications (Holdings) Limited)
                          (A Development Stage Company)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                           (Expressed in U.S. Dollars)


     the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company has a tax loss carryforward at September 30, 1998 of approximately $200,000 and a deferred tax asset, which is fully reserved, of approximately $50,000.

     Intangible Asset
     Intangible  asset  consists  of  intellectual  property,   which  is  being
     amortized by the straight-line method over five years.

     Statement of Cash Flows
     For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

2.   CONTINUED OPERATIONS
     --------------------

     The Company is in the development stage and has had $34,988 in revenues through December 31, 1998. In addition, the Company will require substantial capital to implement its business plan. These factors raise substantial doubt about the Company's ability to continue as a going concern. In December 1998, the Company completed a one-year note offering, in which it raised net proceeds of approximately $1,100,000. The Company has also negotiated a development and marketing agreement with a much larger company that management believes will facilitate market penetration. Management also intends to attempt to raise additional capital in the near term. Management believes these actions will permit the Company to achieve its objectives and attain profitable operations to allow the Company to continue as a going concern.

3.   INVESTMENT AND DEFERRED REVENUE
     -------------------------------

     In September 1998, the Company acquired 2,000,000 shares in Cherokee Leisure Plc ("Cherokee"), a publicly traded company in the United Kingdom, from another company in exchange for payment of $10,189 and assumption of the other company's obligations to Cherokee. The obligations are to design, install and support a website for Cherokee. The Company has valued the Cherokee shares based on their estimated market value of $203,772 at the time of acquisition. The estimated market value was materially unchanged at December 31, 1998. The Company has recorded a deferred revenue liability of $193,583, which represents the estimated value of the shares less the cash payment. The cash payment was made by another company with

                               WORLD CALLNET, INC.
             (Formerly Worldwide Communications (Holdings) Limited)
                          (A Development Stage Company)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                           (Expressed in U.S. Dollars)

     directors in common with the Company and is included in "due to affiliate" in the accompanying balance sheet. The Company is entitled to receive 40% of any revenue generated from the website. If such revenue generated is less than approximately $700,000 through April 30, 1999, the Company must return 500,000 shares of the Cherokee stock. If such revenue exceeds approximately $2,800,000 through April 30, 1999, the Company will be entitled to an additional 500,000 shares of the Cherokee stock.

4.   ACQUISITIONS
     ------------

     In October 1998, 100% of the Company's common stock was acquired by General American Royalty, Inc. ("GAR"). The Company's stockholders obtained approximately 75% of the outstanding common stock of GAR and three of the Company's directors were appointed to the board of GAR. For financial reporting purposes, the Company has accounted for the transaction as a reverse acquisition of GAR. As a result of the transaction, the Company's stockholders' deficit section reflects the GAR capital structure in the accompanying balance sheet. As of the closing date of the acquisition, the following amounts were recorded to reflect the accounts of GAR :

                   Total assets               $ 20,537
                   Total liabilities             5,665
                                              --------
                   Stockholder's equity       $ 14,872
                                              ========


5.   NOTES PAYABLE
     -------------

     In December 1998, the Company completed a private placement of notes payable totaling $1,150,000. The notes bear interest at 10% and are collateralized by the Company's shares of Cherokee Leisure Plc. Interest is due monthly and principal is due in full on December 1, 1999 or earlier under certain circumstances, including the raising by the Company of $3.5 million or more of additional capital. The holders of the notes were also issued stock purchase warrants entitling them to purchase an aggregate of 575,000 shares of the Company's common stock between March 1, 1999 and December 1, 2000 at $1.00 per share. The Company paid a $57,500 consulting fee and issued stock purchase warrants, on the same terms described above, to purchase 182,500 shares of common stock in connection with the offering.

     The Company has valued the aforementioned stock purchase warrants at $94,059 using a discount factor of 8%. Both the value of the stock purchase warrants and the

                               WORLD CALLNET, INC.
             (Formerly Worldwide Communications (Holdings) Limited)
                          (A Development Stage Company)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                           (Expressed in U.S. Dollars)


     referral fee of $57,500 have been treated as a discount to notes payable. Accretion of discount related to the discount was $3,666 for the three months ended December 31, 1998 and is included in interest expense.
     Remaining discount is being amortized based on the maturity date of December 1, 1999.

6.   RELATED PARTY TRANSACTIONS
     --------------------------

     Certain directors and stockholders of the Company are directors and/or stockholders in other companies with which the Company had the transactions set forth below:

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

7.   COMMITMENTS
     -----------

     The Company has employment agreements with three officers who are also directors. Each of these employment agreements requires an annual salary through September 2001 of approximately $110,000 each, and provides that if such agreement is terminated by either party during the term of the agreement, the full salary and benefits are required to be paid to the executive officer until the end of the term of the agreement. Each of three executive officers has agreed with the Company that until a substantial amount of additional capital has been raised, he will receive only one-half of his salary. The Company's obligation to pay the deferred portion of the salary, without interest, is an unsecured obligation of the Company that is subordinated to the claims of certain other unsecured creditors of the Company. Each of these officers has identical employment agreements and payment arrangements with CallNet Plc.

8.   SUBSEQUENT EVENTS
     -----------------

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

     Effective November 1998, the Company granted options to purchase an aggregate of 600,000 shares as follows:

              Grantee                                              Options
              -------                                              -------
              Each of three officers who are also directors        150,000
              One outside director                                 100,000
              One advisory director                                 50,000

     Each option entitles the grantee to purchase one share of the Company's common stock at an exercise price of $1.50 per share and expires in November 2001.

     In March 1999, the Company granted an option to an officer of the Company to purchase 100,000 shares of Common Stock at an exercise price of $3.50 per share, which option expires in March 2002.

     In February 1999, the Company completed the acquisition of fifteen percent (15%) of the stock of CallNet Plc by issuing 500,000 shares of the Company's common stock.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         Not applicable.

Item 2.  Changes in Securities.

     (c)
     (1) On October 9, 1998, the registrant acquired 100% of the outstanding common stock of privately-held, UK based, World Wide Communications (Holdings) Ltd. ("WWCH"), for 5,500,000 shares of its common stock, pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended. The registrant's shareholders of record on October 9, 1998 received 396,000 additional shares of common stock, as a stock dividend and, therefore, the distribution of such shares of common stock did not constitute a sale that required registration under the Securities Act of 1933, as amended. As a result of the acquisition and issuance of shares, the ("WWCH") shareholders own approximately 75% of the registrant's issued and outstanding common stock.

         Effective as of the closing date, the registrant's officers and two of its directors resigned. James F. Smith remained as a director of the registrant. Paul Goodman-Simpson was elected President and Chief Executive Officer, Aaron Goodman-Simpson was elected Vice President and Secretary, and Keith Goodyer was elected Vice President and Treasurer. These three officers were also appointed to the Board of Directors of the registrant.

         Information regarding security ownership, compensation and business background of the registrant's directors and management as of December 31, 1998 is contained in the registrant's report on Form 10-KSB covering the period from January 23, 1998 through September 30, 1998.

     (2) The Company has completed two private placements of notes and stock purchase warrants in the quarter ended December 31, 1998. See Item 5(a) of this Part II. The notes and stock purchase warrants were issued to private investors pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults on Senior Securities.

         Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

         Not applicable.

Item 5.  Other Information.

   (a) On November 30, 1998 the registrant completed a private placement of unsecured notes payable totaling $300,000. Interest on the notes is payable monthly at a rate of 10% per annum, and principal on the notes is due in full on December 1, 1999 and earlier under certain circumstances, including the raising of $3.5 million or more of additional capital. On December 31, 1998 the registrant completed the placement of an additional $850,000 of notes payable. The terms of the notes are identical to the previous placement except that the notes in the $850,000 placement are collateralized by the Company's shares of Cherokee Leisure Plc.

         All holders of the notes were also issued stock purchase warrants entitling them to purchase an aggregate of 575,000 shares of the Company's common stock between March 1, 1999 and December 1, 2000 at $1.00 per share. The Company paid a $57,500 consulting fee and issued stock purchase warrants, on the same terms described above, to purchase 182,500 shares of common stock in connection with the offering.

         The holders of such stock purchase warrants have the right to require the Company at its expense to register under the Securities Act of 1933, as amended, the resale of such stock purchase warrants and underlying shares of the Company common stock upon the request of holders of such stock purchase warrants to acquire 51% or more of the shares of Company common stock underlying such purchase warrants. In addition, such holders have certain piggyback registration rights.

   (b) Effective January 15, 1999, James Christodoulou ("Christodoulou") was elected Chief Financial Officer of the Company. The Company has reached an agreement, in principle with Christodoulou to enter into a three (3) year employment agreement, effective as of January 15, 1999, providing for an annual salary of approximately $180,000, provided that until the Company has raised a substantial amount of additional capital, one-half of Mr. Christodoulou's salary will be deferred in a manner similar to the other executive officers as described in Note 5 to Financial
         Statements above. The termination provisions of Mr. Christodoulou's employment agreement have not been fully negotiated, but it is expected that the employment agreement will provide for termination for cause and the payment of the full amount remaining under the employment agreement in the event that Christodoulou is terminated following a change in control of the Company.

Item 6.   Exhibits and Reports on Form 8-K.

   (a)   Exhibits.

         2.1 The Plan of Acquisition with WWCH, which is incorporated herein by reference from Exhibit 2.1 to Form 10-K for the period from January 23, 1998 through September 30, 1998.

         3.1 Certificate of Incorporation of the registrant and amendments thereto, which is incorporated herein by reference from
                  Exhibit 3(i) to Form 10 filed on March 26, 1997.

         3.2      Amendment   to   Certificate   of   Incorporation,   which  is
                  incorporated by reference herein from Exhibit 3(i) to Form 8-K, dated October 23, 1998.

         3.3 By-laws of the registrant, which are incorporated by reference herein from Exhibit 3(ii) to Form 10 filed on March 26, 1997.

         10.1 Specimen of Promissory Note dated November 30, 1998 and December 31, 1998, Security Agreement dated December 31, 1998, and Warrant to Purchase Shares of Common Stock of General American Royalty, Inc. d.b.a. World CallNet, Inc. dated November 30, 1998 between the registrant and twenty-two private investors filed herewith.

         10.2 Employment agreements between the Company and the following corporate officers: Paul Goodman-Simpson, Aaron Goodman-Simpson and Keith Goodyer, which are incorported by reference herein from Exhibit 10(b) to Form 10KSB/A filed February 4, 1999.

         10.3 The Company's Stock Option Plan, which is incorporated by reference herein from Exhibit 99 to Form 8-K filed January 26, 1999.

         27       Financial Data Schedule filed herewith.


   (b)   Reports on Form 8-K.

         One report on Form 8-K dated October 9, 1998 was filed during the period covered by this report. The registrant reported the acquisition of 100% of World Wide Communications (Holdings) Ltd. and change in control of the registrant resulting from the acquisition. The Form 8-K also reported a change of fiscal yearend from October 31 to September 30.

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


                                                WORLD CALLNET, INC.
                                                -------------------
                                                    (Registrant)


                                                /s/ Paul Goodman-Simpson
                                                -------------------------------
                                                Paul Goodman-Simpson, Director,
                                                President and Chief Executive
                                                Officer

                                                Date: March 15, 1999



                                                /s/ James Christodoulou
                                                -------------------------------
                                                James Christodoulou, Chief
                                                Financial Officer (Principal
                                                Financial and Accounting
                                                Officer)

                                                Date: March 15, 1999