Form 10QSB
period 1999-03-31
WORLD CALLNET INC
filed 1999-05-20
CIK 1014491

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington. D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the three months ended March 31, 1999

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
                                (Title of Class)


         Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes     X       No
                         ---           ---


         As of April 30, 1999 there were 7,933,833 shares of registrant's common stock outstanding.

         Transitional Small Business Disclosure Format (Check One):
                        Yes         No   X
                              ---       ---

REGISTRANT'S DISCLAIMER  STATEMENT RE:  PRIVATE SECURITIES LITIGATION REFORM ACT
--------------------------------------------------------------------------------
AND OTHER MATTERS
-----------------

         The statements in this Report on Form 10-QSB and Form 10-QSB for the three months ended March 31, 1999, in the Company's Report on Form 10-KSB, or press releases issued by the Company that are not based on historical information are considered forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's projections, hopes, expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include, but expectations are not limited to, plans in Description of Business regarding (i) its plans to market products in Europe, North America, South America and Asia, (ii) its belief that offering free Internet access will capture customers for CallNet PLC, (iii) its belief that it may acquire other companies engaged in Internet and telecommunications related businesses, (iv) its expectation that the acquisition by the Company of the remaining 85% of CallNet Plc can be acquired by the end of fiscal year 1999, (v) its belief that the majority of its future revenues will be derived from its ownership of CallNet PLC, which earns a share of telephone toll revenues from companies that provide telephone service to their customers, (vi) its belief that CallNet Plc will meet the quarterly telephone toll minute targets set forth in its agreement with Cable & Wireless Communications, Plc ("Cable & Wireless Communications"), (vii) its belief that its products and services will appeal to the many segments of the Internet market, and (vii) statements in Management's Discussion and Analysis or Plan of Operation regarding (a) the projection that its working capital will be adequate until mid 1999, (b) the projection that additional capital from bridge notes and/or sale of equity securities will be necessary, (c) the expectation that product manufacturing and distribution costs will be borne by joint venture partners, (d) the estimate of research / development and plant expenditures for the next twelve months, (e) the expectation that telephone toll revenues derived from ownership of CallNet PLC will be the primary source of internal liquidity and product sales will be a secondary source of internal liquidity, and (f) the belief that Year 2000 issues will not have a material impact on the Company.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Financial information required by Item 301(b) of Regulation S-B can be found on the page following Item 2 below. The financial information contained herein for the three months and six months ended March 31, 1999 is unaudited but includes all adjustments that the Company considers necessary for a fair presentation of the results for such periods. The financial information should be read in conjunction with the financial statements for the year ended September 30, 1998 included in the Company's Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the entire year ended September 30, 1999.

Item 2. Management's Discussion and Analysis or Plan of Operation.

LIQUIDITY AND CAPITAL RESOURCES

         During 1998, the Company sold all of its interests in oil and gas royalty properties for cash and, after repayment of debt and accounts payable, became a publicly traded shell. In October 1998, the Company completed the acquisition of World Wide Communication (Holdings) Ltd. ("WWCH") in a transaction accounted for as a reverse acquisition. As a result, the Company became the successor to the business and financial operations of WWCH, including its fiscal yearend of September 30. WWCH was incorporated in January 1998 and during the period from incorporation through March 31, 1999 had been involved primarily in capital formation activities, refinement of its business strategy and development of relationships with industry partners. In January 1999, the Company changed its name to World CallNet, Inc.

         Since its inception the Company has not generated any internal liquidity from any source. The Company's principal external source of capital for developing its products and services has been the placement of bridge notes payable. In November and December 1998, the Company completed the private placement of $1,150,000 in bridge notes that are due on December 1, 1999 or earlier under certain circumstances, including the raising of $3.5 million or more of additional capital. In April 1999, the Company completed the private placement of $550,000 of bridge notes that are due on October 9, 1999 or earlier under circumstances similar to the aforementioned placement. Additional placements of bridge notes or the sale of equity securities to fund operating expenses will be necessary until the Company's revenues from operations provide sufficient cash flow.

         The Company's plan of operation for the next twelve months includes the ongoing operation of its Internet service and the continued development, manufacturing and marketing of its Internet products such as Mail TV and its proprietary keyboard. The Company will require substantial capital to implement its business plan, which is discussed further in Note 2 to the Financial Statements. While substantially all development costs will be borne by the Company, it is expected that all of the costs of manufacturing and distribution of these products will be borne by joint venture partners, such as Zilog, OEM television manufacturers and other third parties seeking to acquire new microchip technology developed by the Company.

         With working capital on hand, the Company estimates it can satisfy its obligations and cash requirements until mid 1999. To meet debt obligations due during the balance of fiscal 1999 and 2000 and to meet other obligations, the Company will have to raise additional capital in the next twelve months.

         The Company has estimated that MailTV research and development costs will be approximately $250,000 during the next twelve months. Expenditures for plant and/or significant capital equipment are estimated at $500,000 during the next twelve months.

         If deemed appropriate by the Board of Directors, the Company will issue shares of its capital stock to acquire assets, customers and other entities that appear to be viable business opportunities.

         The Company expects that its primary source of internal liquidity in the future will be revenues from net telephone toll charges earned under the terms of agreements that CallNet Plc, an affiliated entity, has with Cable and Wireless Communications ("CWC"). The agreement with CWC entitles CallNet Plc, a provider of Internet access, to receive 35% of the telephone toll revenues (after deducting certain payments made by CallNet Plc to telecommunications providers (such as British Telecom) who provide the "last mile") CWC charges its customers for calls to CallNet Plc. The Company owns fifteen percent (15%) of the capital stock of CallNet Plc and plans to acquire the remaining eighty-five percent (85%) of the capital stock of CallNet Plc.

         The agreement with CWC provides that this revenue sharing arrangement is based on CallNet Plc meeting quarterly targets commencing with the period beginning March 1, 1999. The initial quarterly target is 10 million minutes with the quarterly targets for the next three-month period increasing to 30 million minutes. If a quarterly target is not met, Callnet Plc will be required to make certain repayments to CWC based on the difference between the target minutes and the actual minutes. The repayment requirement ranges from 10% of the quarterly payment made to CallNet Plc for achieving 90% and above of the target revenues to 100% of the quarterly payment made to CallNet Plc for achieving less than 50% of the target revenues. CallNet Plc has thus far exceeded the target minutes for the initial quarter.

         The fundamental business strategy is to direct telephone usage to the CallNet Plc telecommunications network from new Internet and existing customers. The Company's products are designed to facilitate new Internet access. Sale of these products is expected to be a secondary source of revenues for the Company.

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

         Revenues of approximately $118,000 for the six months ended March 31, 1999 were derived from license fees related to the Company's MailTV software chip.

         For the three and six months ended March 31, 1998 the Company incurred salaries and other administrative expenses related to capital formation and development of its business plan. These expenses are reflected on the statement of operations as charges to general and administrative expense.

         Interest expense of $74,819 is related to $1,150,000 of notes payable dated December 31 and November 30, 1998 that bear interest at 10% per annum. The Company is obligated to make monthly interest payments to holders of these notes and to holders of an additional $550,000 notes placed in April 1999.

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

         The business of providing Internet access services is new, extremely competitive, rapidly evolving and subject to rapid technological change. World CallNet expects that such competition will intensify significantly in the near future. A large number of companies are developing or have introduced devices and technologies to facilitate access to the Internet via a television. Such competitors include suppliers of low-cost Internet technologies. Set top boxes and devices are proposed or under development, as well as video game devices that provide Internet access. In addition, manufacturers of television sets have announced plans to introduce Internet access and Web browsing capabilities into their products through set-top boxes.

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

REPAYMENT OF OBLIGATION UNDER CABLE & WIRELESS AGREEMENT
--------------------------------------------------------

            The Company expects that its primary source of internal liquidity will be revenues from telephone toll charges earned under the terms of the agreement that CallNet Plc, an affiliated entity, has with Cable & Wireless Communications. The agreement with Cable & Wireless Communications entitles CallNet Plc, a provider of Internet access, to receive 35% of the net telephone toll revenues (after deducting certain costs) Cable & Wireless charges its customers for calls to CallNet Plc. The agreement requires CallNet Plc to refund certain payments if such telephone toll minutes do not meet certain targets. See
Part 1, Item 2, "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources".

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

PRESSURES ON OPERATING MARGINS
------------------------------

         One of the Company's goals is to increase market share by rapidly growing its subscriber base. To achieve this goal, the Company has aggressively promoted its service offerings and may implement other strategies designed to facilitate subscriber growth. The costs associated with the rapid growth in its subscriber base and investments in customer support have placed, and will continue to place, pressures on the Company's operating margins.

         The Company may adopt additional strategies designed to continue the growth in its subscriber base, such as new marketing programs and promotional offers. Such strategies may result in an increase in costs as a percentage of revenues. In addition, an acceleration in the growth of its subscriber base, changes in usage patterns among members or continuing investments in content may also increase costs as a percentage of revenues. As a result, the Company does not believe its operating margins have stabilized. There can be no assurance that the Company's operating margins will not be adversely affected in the future by such strategies or other conditions.

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

ACCESS TO CONTENT PROVIDERS
---------------------------

         As competition in the online services market intensifies, it may become more difficult or expensive to secure and retain content and/ or content providers. The Company generally pays royalties to its content providers under short-term renewable agreements, and there can be no assurance that the loss of a number of content providers or significantly increased costs to maintain certain content providers would not have a material adverse effect on the Company's business.

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

RELIANCE ON THIRD PARTIES
-------------------------

         The Company depends substantially upon third parties for several critical elements of its business, including, among others, CallNet Plc's revenue sharing and Internet routing agreement with Cable & Wireless Communications and the Company's agreement with Zilog, Inc. pursuant to which Zilog, Inc. has agreed to manufacture and supply MailTV chips to television manufacturers. The Company will outsource the manufacture of its MAILTV retrofit keyboards from an outside manufacturer pursuant to purchase orders placed from time to time, will not carry significant inventories of these keyboards and will have no guaranteed supply arrangements. The Company relies on local telephone companies and other companies to provide data communications capacity via local telecommunications lines and leased long distance lines. In addition, the Company relies on CallNet PLC as an Internet service provider, which the Company plans to acquire.

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


SALES OF COMMON STOCK
---------------------

         Sales of substantial amounts of Common Stock in the public market could adversely affect prevailing market prices of the Common Stock. The warrants that have been issued by the Company since the reverse acquisition of WWCH have provided for demand and piggyback registration rights. Exercise of such registration rights could increase the number of shares of Common Stock sold in the public markets.


                                                    WORLD CALLNET, INC.
                                  (Formerly Worldwide Communications (Holdings) Limited)
                                               (A Development Stage Company)
                                                       BALANCE SHEET
                                                (Expressed in U.S. Dollars)
                                        AS OF MARCH 31, 1999 AND SEPTEMBER 30, 1998


                                                                                (Unaudited)
ASSETS                                                                           March 31,                 September 30,
                                                                                   1999                        1998

CURRENT ASSETS:                                                                 $     88,575              $     1,995
     Cash                                                                            502,107                        -
                                                                                ------------              -----------
     Receivable from affiliated entity                                               590,682                    1,995
                                                                                ------------              -----------

OTHER ASSETS:
     Furniture and fixtures                                                           66,053                        -
     Investments                                                                     500,000                  203,772
     Intangible asset, net of $1,900 and $0
          accumulated amortization                                                    16,673                   19,500
                                                                                 -----------              -----------
             Total other assets                                                      582,726                  223,272

                 Total assets                                                   $  1,173,408              $   225,267
                                                                                ============              ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Notes payable, net of unamortized discount
          of $107,922 and $0                                                    $  1,042,078              $        -
     Accounts payable and accrued expenses                                           253,265                  43,041
     Accrued compensation due officers                                               157,170                 165,565
     Deferred Revenue                                                                      -                 193,583
     Due to affiliate                                                                      -                  10,486
                                                                                ------------              ----------
                   Total current liabilities                                       1,452,513                 412,675
                                                                                ------------              ----------

COMMITMENT AND CONTINGENCY (Notes 3 and 7)

STOCKHOLDERS' DEFICIT:
     Common stock, $.001 par value; 30,000,000
     shares authorized, 7,989,333 and 5,500,000
     shares issues and outstanding                                                     7,989                   5,500
     Additional paid-in capital                                                      964,662                 190,660
     Accumulated deficit                                                          (1,264,658)               (378,285)
     Foreign currency translation adjustment                                          12,902                  (5,283)
                                                                                ------------              ----------
                    Total stockholders' deficit                                 $   (279,105)             $ (187,408)
                                                                                ------------              ----------
                Total liabilities and stockholders' deficit                     $  1,173,408              $  225,267
                                                                                ============              ==========

              See accompanying notes to these financial statements.


                                                    WORLD CALLNET, INC.
                                  (Formerly Worldwide Communications (Holdings) Limited)
                                               (A Development Stage Company)
                                                  STATEMENT OF OPERATIONS
                                                (Expressed in U.S. Dollars)
                                     FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1999

                                                        (Unaudited)


                                                                                      Three Months             Six Months
                                                                                          Ended                   Ended
                                                                                -------------------------------------------------
                                                                                                March 31, 1999
                                                                                             -------------------
REVENUES                                                                                      $    83,204       $   118,477

COSTS AND EXPENSES:
         General and administrative expenses                                                      457,447           918,459
         Interest expense                                                                          69,153            74,819
         Amortization expense                                                                       1,575             1,900
         Impairment of marketable securities                                                        9,672             9,672
                                                                                              -----------       -----------
                                                                                                  537,847         1,004,850
                                                                                              -----------       -----------

NET LOSS                                                                                         (454,357)         (886,373)

OTHER COMPREHENSIVE INCOME - Foreign currency translation
adjustment                                                                                         11,353            18,185
                                                                                              -----------       -----------

COMPREHENSIVE LOSS                                                                            $  (443,004)      $  (868,188)
                                                                                              ===========       ===========

NET LOSS PER SHARE (basic and diluted                                                         $      (.06)      $      (.12)
                                                                                              ===========       ===========

WEIGHTED AVERAGE SHARES                                                                         7,325,377         7,245,043
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


                                                WORLD CALLNET, INC.
                              (Formerly Worldwide Communications (Holdings) Limited)
                                           (A Development Stage Company)



                                   STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                            (Expressed in U.S. Dollars)
                                      FOR THE SIX MONTHS ENDED MARCH 31, 1999

                                                    (Unaudited)


                                                                                                             Foreign
                                                                Common Stock      Additional                 Currency
                                                              -----------------     Paid-In   Accumulated  Translation
                                                              Shares     Amount     Capital     Deficit     Adjustment      Total
                                                              ------     ------   ----------  -----------  -----------      -----
Balance September 30, 1998                                   5,500,000   $5,500   $ 190,660   $  (378,285)   $(5,283)    $ (187,408)

Issuance of shares of common stock on October 9,
1998 in connection with acquisition of 100% of
the Company's common stock by General
American Royalty                                             1,829,333    1,829      13,043             -          -         14,872

Issuance of 160,000 shares on November 19,
1998 for cash                                                  160,000      160     167,400             -          -        167,560

Issuance of common stock purchase warrants                                           94,059                                  94,059

Issuance of 500,000 to acquire 15% of CallNet Plc              500,000      500     499,500                                 500,000

Net loss for the period                                              -        -           -      (886,373)         -       (886,373)

Foreign currency translation adjustment                              -        -           -             -     18,185         18,185
                                                             ---------   ------   ---------   -----------    -------     ----------

                                                             7,489,333   $7,989   $ 964,662   $(1,264,658)   $12,902     $ (279,105)
                                                             =========   ======   =========   ===========    =======     ==========

              See accompanying notes to these financial statements.


                                                WORLD CALLNET, INC.
                              (Formerly Worldwide Communications (Holdings) Limited)
                                           (A Development Stage Company)

                                              STATEMENT OF CASH FLOWS
                                             (Expressed in U.S. Dollars)
                                       FOR THE SIX MONTHS ENDED MARCH 31, 1999

                                                    (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                                 $     (868,188)
   Amortization expense                                                                              1,900
   Impairment of marketable securities                                                               9,672
   Accretion of discount on notes payable                                                           43,637
   Increase in accounts payable and accrued expenses, net of
      foreign currency translation adjustments                                                     201,829
Increase in amount due from affiliate                                                             (512,593)
    Other                                                                                           16,314
                                                                                            --------------
               Net cash used by operating activities                                            (1,107,427)
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase furniture and fixtures                                                                (66,053)
                                                                                                   (66,053)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from short-term indebtedness, net of financing costs                                 1,092,500
   Cash received in common stock issuances                                                         167,560
                                                                                                 1,260,060
NET INCREASE IN CASH                                                                                86,580
CASH, beginning of period                                                                            1,995
CASH, end of period                                                                         $       88,575
                                                                                            ==============
NON CASH TRANSACTIONS:
       Purchase of net assets in reverse acquisition for common stock                       $       14,872
       Acquisition of CallNet Plc shares for common stock                                          500,000
                                                                                            --------------

                                                                                    $      514,872
                                                                                            ==============

              See accompanying notes to these financial statements.

                              WORLD CALLNET, INC.
             (Formerly Worldwide Communications (Holdings) Limited)
                         (A Development Stage Company)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                          (Expressed in U.S. Dollars)

    1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
       --------------------------------------------------

     Organization
     ------------
     World CallNet, Inc. (the "Company") (formerly Worldwide Communications (Holdings) Limited) is a development stage company incorporated in the United Kingdom on January 23, 1998. The Company's business plan is to develop and sell certain consumer internet software and operate as a pay-as-you-go internet service provider. The accompanying financial statements include the accounts of the Company, its wholly owned subsidiary World CallNet Ltd., a British telecommunications electronics design and licensing company, and Overleaf Systems, Limited ("Overleaf"). Overleaf has been inactive to date.

     Investments
     -----------
     The Company's investments at March 31, 1999 consist solely of shares of CallNet Plc, an affiliated company, as described in Note 4.

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

     Income Taxes
     ------------
     The Company accounts for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets

                               WORLD CALLNET, INC.
             (Formerly Worldwide Communications (Holdings) Limited)
                          (A Development Stage Company)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                          (Expressed in U.S. Dollars)


     and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company has a tax loss carryforward at September 30, 1998 of approximately $200,000 and a deferred tax asset, which is fully reserved, of approximately $50,000. The Company has accrued approximately $77,000 in payroll taxes due to United Kingdom taxing authorities.

     Intangible Asset
     ----------------
     Intangible  asset  consists  of  intellectual  property,   which  is  being
     amortized by the straight-line method over five years.

     Statement of Cash Flows
     -----------------------
     For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.


2. CONTINUED OPERATIONS
   --------------------

The Company is in the development stage and has had $118,191 in revenues through March 31, 1999. In addition, the Company will require substantial capital to implement its business plan. These factors raise substantial doubt about the Company's ability to continue as a going concern. In December 1998 and April 1999, the Company completed bridge note offerings, in which it raised proceeds (net of consulting and finders fees), of approximately $1,100,000 and $530,000, respectively. The Company has also negotiated a development and marketing agreement with a much larger company that management believes will facilitate market penetration. Management also intends to attempt to raise additional capital in the near term. Management believes these actions will permit the Company to achieve its objectives and attain profitable operations to allow the Company to continue as a going concern.

                               WORLD CALLNET, INC.
             (Formerly Worldwide Communications (Holdings) Limited)
                          (A Development Stage Company)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                          (Expressed in U.S. Dollars)


3. INVESTMENT AND DEFERRED REVENUE
   -------------------------------

In September 1998, the Company acquired 2,000,000 shares in Cherokee Leisure Plc ("Cherokee"), a publicly traded company in the United Kingdom, from another company in exchange for payment of $10,189 and assumption of the other company's obligations to Cherokee. The obligations are to design, install and support a website for Cherokee. The Company had valued the Cherokee shares based on their estimated market value of $203,772 at the time of acquisition. The Company has recorded a deferred revenue liability of $193,583, which represents the estimated value of the shares less the cash payment. The cash payment was made by CallNet Plc, an affiliate of the Company with directors in common with the Company, and is included in "Receivable from affiliated entity" in the accompanying balance sheet.

The Company is entitled to receive 40% of any revenue generated from the website. No revenue was generated from the website through April 30, 1999. Management of the Company does not believe that the website project will be completed or generate any significant future revenues. Accordingly, as of March 31, 1999, the entire investment of $203,772 less the offsetting deferred revenue of $193,583 have been taken as an impairment loss.

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


Total assets                           $   20,537
Total liabilities                           5,665
                                       ----------
Stockholder's equity                   $   14,872
                                       ==========

                               WORLD CALLNET, INC.
             (Formerly Worldwide Communications (Holdings) Limited)
                          (A Development Stage Company)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                          (Expressed in U.S. Dollars)


In February 1999, the Company completed the acquisition of fifteen percent (15%) of the stock of CallNet Plc by issuing 500,000 shares of the Company's common stock. The CallNet Plc shares were valued at $500,000 and are included in Investments in the accompanying balance sheet. The transaction was valued based on such factors as the market price of the Company's common stock, the historical volitility of stock prices, the number of shares held by public shareholders that have no trading restrictions and the relatively large number of shares issued.

5. NOTES PAYABLE
   -------------

In December 1998, the Company completed a private placement of notes payable totaling $1,150,000. The notes bear interest at 10% and are collateralized by the Company's shares of Cherokee Leisure Plc. Interest is due monthly and principal is due in full on December 1, 1999 or earlier under certain circumstances, including the raising by the Company of $3.5 million or more of additional capital. The holders of the notes were also issued stock purchase warrants entitling them to purchase an aggregate of 575,000 shares of the Company's common stock between March 1, 1999 and December 1, 2000 at $1.00 per share. The Company paid a $57,500 consulting fee and issued stock purchase warrants, on the same terms described above, to purchase 182,500 shares of common stock in connection with the offering. The holders of these warrants have certain demand and piggyback registration rights. The Company has valued the aforementioned stock purchase warrants at $94,059 using a discount factor of 8%. Both the value of the stock purchase warrants and the referral fee of $57,500 have been treated as a discount to notes payable. Amortization of discount related to the discount was $43,637 for the six months ended March 31, 1999 and is included in interest expense. Remaining discount is being amortized based on the maturity date of December 1, 1999.

6. STOCKHOLDERS' EQUITY
   --------------------

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

Effective November 1998, the Company granted options pursuant to the terms of the Stock Option Plan to purchase an aggregate of 600,000 shares as follows:

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

In March 1999, the Company granted an option pursuant to the terms of the Stock Option Plan to an officer of the Company to purchase 100,000 shares of Common Stock at an exercise price of $3.50 per share, which option expires in March 2002.


7. RELATED PARTY TRANSACTIONS
   --------------------------

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

o The Company has made cash advances to CallNet Plc, an 15% owned affiliated entity, that equaled $502,107 at March 31, 1999.

                               WORLD CALLNET, INC.
             (Formerly Worldwide Communications (Holdings) Limited)
                          (A Development Stage Company)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)





8. COMMITMENTS
   -----------

The Company has employment agreements with three officers who are also directors. Each of these employment agreements requires an annual salary through September 2001 of approximately $110,000 each, and provides that if such agreement is terminated by either party during the term of the agreement, the full salary and benefits are required to be paid to the executive officer until the end of the term of the agreement. Each of these offers have identical employment agreement with Callnet, Plc. During February and March 1999, these executive officers deferred approximately 23% of their salaries from the Company in the aggregate. Commencing with the quarter ended June 30, 1999, each executive officer has agreed to defer one-half of his salary from the Company until a substantial amount of additional capital has been raised by the Company, as determined in the reasonable discretion of the Board of Directors, at which time the Company will be obligated to pay to these executive officers the deferred portion of their salary. The Company's obligation to pay the deferred portion of the salary, without interest, is an unsecured obligation of the Company that is subordinated to the claims of certain other unsecured creditors of the Company.

9. SUBSEQUENT EVENTS
   -----------------

In April 1999, the Company completed the private placement of $550,000 of bridge notes payable due on October 9, 1999, or earlier under certain circumstances, including the raising by the Company of $3.5 million or more of additional capital. The notes bear interest of 10% per annum which is payable monthly. The holders of the notes were also issued stock purchase warrants entitling them to purchase an aggregate of 1,100,000 shares of the Company's common stock between March 1, 1999 and December 1, 2000 at prices varying from $4.50 to $10 per share.

In connection with this transaction, the Company paid a $12,500 finders fee and issued stock purchase warrants to purchase 37,500 shares of Company common stock at an exercise price of $3.60 per share, on substantially the same terms as the 1998 bridge warrants (described in Note 5). The holders of these warrants have the right to exercise these warrants in cash or pursuant to a "net exercise" provision whereby the holder of a warrant can use shares subject to such warrant

                               WORLD CALLNET, INC.
             (Formerly Worldwide Communications (Holdings) Limited)
                          (A Development Stage Company)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)




at their then fair market value as consideration for the exercise of such warrant. In addition, the exercise price with respect to these warrants are subject to standard anti-dilution provisions. In addition, the warrants with a $4.00 exercise price are subject to "ratchet" anti-dilution provisions whereby, subject to certain exceptions, the exercise price of such warrants will be subsequently reduced if during the term of the warrant the Company issues shares of Company common stock at a price below $3.60 per share or grants options or warrants with an exercise price or conversion price, respectively, below $3.60 per share. The exercise price with respect to such warrants will be reduced to the lowest issuance price or exercise or conversion price. The holders of these warrants have certain demand and piggyback registration rights.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         Not applicable.

Item 2.  Changes in Securities.

         In March 1999, the Company issued warrants exercisable until March 26, 2001 to purchase 100,000 shares of Company common stock at an exercise price of $5.00 per share in consideration of an agreement to provide certain financial public relations and investor relations services. The holder of the warrant has certain demand and piggyback registration rights. In March 1999, the Company granted an option exercisable until March 2002 to the Company's chief financial officer to purchase 100,000 shares of Company common stock at an exercise price of $3.50 per share. The securities referenced in this item 2 were issued in transactions exempt from registration under the Securities Act of 1933, as amended, pursuant to the private placement exemption set forth in Section 4(2).

Item 3.  Defaults on Senior Securities.

         Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

         On January 5, 1999, the Company held a special meeting of its stockholders. All proposals submitted to the Company's stockholders were approved as follows:

o To amend the Certificate of Incorporation of the Company to change the name of the Company to "World CallNet, Inc."

o To amend the Certificate of Incorporation of the Company to increase its authorized capital (i) from 20 million shares of common stock (par value $0.0001) to 30 million shares of common stock (par value $0.001) and (ii) from 5 million shares of preferred stock (par value $0.01) to 10 million shares of preferred stock (par value $0.001).

o     To approve the Company's 1998 Stock Option Plan.


The results of the vote of the stockholders with respect to these matters were as follows:


                                                                      Abstain/          Broker
                                         For          Against         Withheld          No-Votes
                                         ---          -------         --------          --------

   o   Change of Name                  6,442,700           0                 0                 0
   o   Increase of Authorized          6,405,700      37,000                 0                 0
   o   1998 Stock Option Plan          6,415,700      27,000                 0                 0


Item 5.  Other Information.

         As of May 18, 1999, James Christodoulou ceased to be employed by the Company. Aaron Goodman-Simpson will serve as the Chief Financial Officer of the Company.


Item 6.   Exhibits and Reports on Form 8-K.

     Exhibits.

     a. Certificate of Amendment to the Certificate of Incorporation of the Company, which is incorporated by reference herein from
              Exhibit 3.1 to the Company's Form 8-K, dated January 5, 1999.

     b. Securities Purchase Agreement dated as of April 9, 1999 by and among the Company and the Purchasers (as defined therein). (Schedules and certain Exhibits have been omitted).

     c. Form of Promissory Note issued to the Purchasers pursuant to the Securities Purchase Agreement.

     d. Form of Warrant with an exercise price of $4.00 per share issued to the Purchasers pursuant to the Securities Purchase Agreement.

     e. Form of Warrant with an exercise price of $10.00 per share issued to the Purchasers pursuant to the Securities Purchase Agreement.

     f. Registration Rights Agreement by and between the Company and the Purchasers pursuant to the Securities Purchase Agreement.

10.6 Warrant issued to Thomas Price, Jr. to purchase 100,000 shares of Company common stock.

10.7          Company's 1998 Stock  Option Plan  (incorporated by reference from
              Exhibit 99 to the Company's Form 8-K, dated January 5, 1999).

27            Financial Data Schedule filed herewith.


Reports on Form 8-K.

     One report on Form 8-K dated January 5, 1999 was filed during the period covered by this report. The registrant reported the approval by the stockholders to the (i) change of name of the Company to World CallNet, Inc.; (ii) the amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Company common stock and preferred stock; and (iii) the Company's 1998 Stock Option Plan.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                WORLD CALLNET, INC.
                                                (Registrant)


                                                /s/ Paul Goodman-Simpson
                                                --------------------------------
                                                Paul Goodman-Simpson, Director,
                                                President and Chief Executive
                                                Officer

Date: May  19, 1999
      -------------

                                                /s/Aaron Goodman-Simpson
                                                --------------------------------
                                                Aaron Goodman-Simpson, Vice
                                                President and Chief Financial
                                                Officer (Principal Financial and
                                                Accounting Officer)

Date: May   19, 1999
      --------------