Form 10QSB
period 1999-06-30
WORLD CALLNET INC
filed 1999-08-16
CIK 1014491

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington. D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the three months ended June 30, 1999

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


         Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes X   No __

         As of July 31, 1999 there were 7,933,833 shares of registrant's common stock outstanding.

         Transitional Small Business Disclosure Format (Check One):  Yes __ No X

REGISTRANT'S DISCLAIMER STATEMENT RE: PRIVATE SECURITIES LITIGATION REFORM ACT AND OTHER MATTERS

         The statements in this Report on Form 10-QSB and in other filings by World CallNet, Inc. (the "Company") with the Securities and Exchange Commission, or in press releases issued by the Company that are not based on historical information are considered forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's projections, hopes, expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include, but expectations are not limited to, plans discussed the Company's Form 10-K for the period ended September 30, 1998, in the section entitled "Description of Business" regarding
(i) the Company's plans to market products in Europe, North America, South America and Asia, (ii) the Company's belief that offering free Internet access will capture customers for CallNet PLC, (iii) the Company's belief that it may acquire other companies engaged in Internet related businesses, (iv) the Company's expectation that the acquisition by the Company of the remaining 85% of CallNet Plc can be acquired by the end of fiscal year 1999, (v) the Company's belief that the majority of its future revenues will be derived from its ownership of CallNet PLC, which earns a share of interconnect toll revenues from companies that provide telephone service to their customers, (vi) the Company's belief that CallNet Plc will meet the quarterly telephone toll minute targets set forth in its agreement with Cable & Wireless Communications, Plc ("Cable & Wireless Communications"), (vii) the Company's belief that its products and services will appeal to the many segments of the Internet market, and (vii) statements in the Management's Discussion and Analysis or Plan of Operation section of this report regarding (a) the projection that the Company's working capital will be adequate until mid 1999, (b) the projection that additional capital from bridge notes and/or sale of equity securities will be necessary,
(c) the expectation that product manufacturing and distribution costs will be borne by joint venture partners, (d) the estimate of research / development and plant expenditures for the next twelve months, (e) the expectation that telephone toll revenues derived from ownership of CallNet PLC will be the primary source of internal liquidity and product sales will be a secondary source of internal liquidity, and (f) the belief that Year 2000 issues will not have a material impact on the Company.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Financial information required by Item 301(b) of Regulation S-B can be found on the page following Item 2 below. The financial information contained herein for the three months and nine months ended June 30, 1999 is unaudited but includes all adjustments that the Company considers necessary for a fair presentation of the results for such periods. The financial information should be read in conjunction with the financial statements for the year ended September 30, 1998 included in the Company's Annual Report on Form 10-KSB. Operating results for the nine months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the entire year ended September 30, 1999.

Item 2. Management's Discussion and Analysis or Plan of Operation.

         During 1998, the Company sold all of its interests in oil and gas royalty properties for cash and, after repayment of debt and accounts payable, became a publicly traded shell. In October 1998, the Company completed the acquisition of World Wide Communication (Holdings) Ltd. ("WWCH") in a transaction accounted for as a reverse acquisition. As a result, the Company became the successor to the business and financial operations of WWCH, including its fiscal yearend of September 30. WWCH was incorporated in January 1998 and during the period from incorporation through June 30, 1999 had been involved primarily in capital formation activities, refinement of its business strategy and development of relationships with industry partners. In January 1999, the Company changed its name to World CallNet, Inc.

LIQUIDITY AND CAPITAL RESOURCES

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

         As of June 30, 1999, the Company's working capital had been fully expended to pay its operating costs and administrative expenses. To meet these obligations during the period since June 30, 1999, the Company has received a cash advance of $350,000 from an Australian-based company, which has agreed in principle to purchase shares of the Company's common stock for cash and other consideration. The terms of the proposed transaction have not been finalized and as of the date of this report the parties have not signed a definitive agreement. The Company expects to satisfy its working capital requirements, and to meet other obligations for the remainder of fiscal 1999 and 2000 from the sale of debt or equity securities.

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

         The Company expects that its primary source of internal liquidity in the future will be revenues from telephone toll charges earned under the terms of agreements that CallNet Plc, an affiliated entity, has with Cable and Wireless Communications ("CWC"). The agreement with CWC entitles CallNet Plc, a provider of Internet access, to receive 50% of the interconnect toll revenues (after deducting certain access charges paid to telecommunications providers such as British Telecom) CWC charges its customers for calls to CallNet Plc. The Company owns fifteen percent (15%) of the capital stock of CallNet Plc and plans to acquire the remaining eighty-five percent (85%) of the capital stock of CallNet Plc.

         The agreement with CWC provides that this revenue sharing arrangement is based on CallNet Plc meeting quarterly targets commencing with the period beginning March 1, 1999. The initial quarterly target is 10 million minutes with the quarterly target commencing on June 1, 1999 increasing to 30 million minutes. If a quarterly target is not met, Callnet Plc will be required to make certain repayments to CWC based on the difference between the target minutes and the actual minutes. The repayment requirement ranges from 10% of the quarterly payment made to CallNet Plc for achieving 90% and above of the target revenues to 100% of the quarterly payment made to CallNet Plc for achieving less than 50% of the target revenues. CallNet Plc has thus far exceeded the target minutes for the quarterly periods that began in March and June 1999.

         The fundamental business strategy is to direct telephone usage to the CallNet Plc telecommunications network from new Internet and existing customers. The Company's products are designed to facilitate new Internet access. Sale of these products is expected to be a secondary source of revenues for the Company.

YEAR 2000 READINESS

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

         As noted above, World CallNet has addressed the Year 2000 issue with its largest suppliers of services, CallNet Plc, and is evaluating its third party distribution and supply chain to understand their ability to continue providing services and products throughout the change to the year 2000. World CallNet is monitoring key vendors, product manufacturers, distributors, and direct resellers to avoid any business interruptions in the year 2000. For critical third parties with known issues, contingency plans will be developed. The Company is also reviewing its facilities and infrastructure. Remediation efforts are under way and certain contingency plans are in development. In a worst case scenario, these unknown third party variables could have a material and adverse effect on the Company's ability to conduct its business.

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

         Revenues of approximately $38,886 and $157,363 for the three and nine months ended June 30, 1999, respectively, were derived from telephone interconnect tolls and license fees related to the Company's MailTV software chip.

         For the three and nine months ended June 30, 1999 the Company's costs and expenses consisted primarily of general and administrative expenses. Such expenses included salaries and other administrative expenses incurred in connection with capital formation and development of its business plan. These expenses are reflected on the statement of operations as charges to general and administrative expense.

         Interest expense of $194,762 is related to $1,700,000 of notes payable from transactions completed in April 1999, December and November 1998 and bear interest at 10% per annum. Included in interest expense is $132,507 of amortization of note discount attributable to common stock purchase warrants issued to the note holders. The Company is obligated to make monthly interest payments to holders of these notes.

CAUTIONARY FACTORS

         The success of the Company's plan of operation may be adversely affected by several principal factors.

NEED FOR ADDITIONAL CAPITAL

         The Company needs a substantial amount of capital to achieve its business plan. Conditions in financial markets influence investors' attitudes and willingness to invest in a particular industry issuer or type of security. If the Company is unable to obtain additional capital through private or public placement of its debt or equity securities, asset based or bank financing, or through ventures with industry partners, its ability to achieve its business objectives could be substantially impaired.

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

REPAYMENT OF OBLIGATION UNDER CABLE & WIRELESS AGREEMENT

            The Company expects that its primary source of internal liquidity will be revenues from telephone toll charges earned under the terms of the agreement that CallNet Plc, an affiliated entity, has with Cable & Wireless Communications. The agreement with Cable & Wireless Communications entitles CallNet Plc, a provider of Internet access, to receive 50% of the interconnect toll revenues (after deducting certain costs) Cable & Wireless charges its customers for calls to CallNet Plc. The agreement requires CallNet Plc to refund certain payments if such telephone toll minutes do not meet certain targets. See
Part 1, Item 2, "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources".

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

         The Company may adopt additional strategies designed to continue the growth in its subscriber base, such as new marketing programs and promotional offers. Such strategies may result in an increase in costs as a percentage of revenues. In addition, acceleration in the growth of its subscriber base, changes in usage patterns among members or continuing investments in content may also increase costs as a percentage of revenues. As a result, the Company does not believe its operating margins have stabilized. There can be no assurance that the Company's operating margins will not be adversely affected in the future by such strategies or other conditions.

SEASONALITY

         Subscriber acquisition is expected to be highest in the second and third fiscal quarters, when sales of new computers and computer software are highest due to the holiday season. Customer usage is expected to be lower in the summer months due largely to extended day light hours and competing outdoor leisure activities.

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

ACCESS TO CONTENT PROVIDERS

         As competition in the online services market intensifies, it may become more difficult or expensive to secure and retain content and/ or content providers. The Company generally pays royalties to its content providers under short term renewable agreements, and there can be no assurance that the loss of a number of content providers or significantly increased costs to maintain certain content providers would not have a material adverse effect on the Company's business.

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

CHANGING TECHNOLOGIES

         As online services evolve, the Company will be required to offer technological advances such as improved data compression and delivery of voice and full motion video. Currently, online services are accessed primarily by personal computers via modem. As online services become accessible by screen based telephones, television or other consumer electronic devices, and become commercially deliverable over other wired conduits such as coaxial and fiber optic cable, the Company may have to develop new technology or modify its existing technology to keep pace with these developments. Pursuit of these technological advances will require substantial expenditures, and there can be no assurance that the Company will succeed in adapting its online service business to alternate access devices and conduits.

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

RELIANCE ON THIRD PARTIES

         The Company depends substantially upon third parties for several critical elements of its business, including, among others, CallNet Plc; revenue sharing and Internet routing agreement with Cable & Wireless Communications and the Company's agreement with Zilog, Inc. pursuant to which Zilog, Inc. has agreed to manufacture and supply MailTV chips to television manufacturers. The Company will outsource the manufacture of its MAILTV retrofit keyboards from an outside manufacturer pursuant to purchase orders placed from time to time, will not carry significant inventories of these keyboards and will have no guaranteed supply arrangements. The Company relies on local telephone companies and other companies to provide data communications capacity via local telecommunications lines and leased long distance lines. In addition, the Company relies on CallNet PLC as an Internet service provider, which the Company plans to acquire.

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


                               WORLD CALLNET, INC.
             (Formerly Worldwide Communications (Holdings) Limited)
                          (A Development Stage Company)


                                  BALANCE SHEET

                           (Expressed in U.S. Dollars)

                   AS OF JUNE 30, 1999 AND SEPTEMBER 30, 1998

                                                          (Unaudited)
  ASSETS                                                   June 30,      September 30,
  ------                                                      1999           1998

CURRENT ASSETS:
   Cash                                                   $    11,623    $     1,995
    Other current assets                                       63,252
    Receivable from affiliated entity                         634,087           --
                                                          -----------    -----------
                                                              708,962          1,995
                                                          -----------    -----------
OTHER ASSETS:
   Property and equipment, net of $6,636
      and $0 accumulated depreciation                          72,998           --
   Investments
                                                              500,000        203,772
   Intangible asset, net of $2,925 and $0
      accumulated amortization                                 16,575         19,500
                                                          -----------    -----------
       Total other assets                                     589,573        223,272
                                                          -----------    -----------

                 Total assets                             $ 1,298,535    $   225,267
                                                          ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

CURRENT LIABILITIES:
   Notes payable, net of unamortized discount
     of $115,851 and $0                                   $ 1,584,149    $      --
   Accounts payable and accrued expenses                      537,897         43,041
   Deferred revenue                                              --          193,583
   Due to affiliate                                              --           10,486
                                                          -----------    -----------
            Total current liabilities                       2,122,046        412,675
                                                          -----------    -----------

COMMITMENT AND CONTINGENCY (Notes 3 and 7)

STOCKHOLDERS' DEFICIT:
   Common stock, $.001 par value; 20,000,000
     shares authorized, 7,989,333 and 5,500,000
     shares issues and outstanding                              7,989          5,500
   Additional paid-in capital                               1,048,961        190,660
   Accumulated deficit                                     (1,912,788)      (378,285)
   Foreign currency translation adjustment                     32,327         (5,283)
                                                          -----------    -----------
            Total stockholders' deficit                      (823,511)      (187,408)
                                                          -----------    -----------
            Total liabilities and stockholders' deficit   $ 1,298,535    $   225,267
                                                          ===========    ===========


             See accompanying notes to these financial statements.


                               WORLD CALLNET, INC.
             (Formerly Worldwide Communications (Holdings) Limited)
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS

                           (Expressed in U.S. Dollars)

                FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1999

                                   (Unaudited)
                                                               Three             Nine
                                                              Months            Months
                                                               Ended             Ended
                                                            --------------------------
                                                                    June 30, 1999
                                                                    -------------

REVENUES                                                    $    38,886    $   157,363

COSTS AND EXPENSES:
   Production and development                                     2,385          2,385
   General and administrative                                   557,027      1,475,485
   Interest expense                                             119,943        194,762
   Depreciation and amortization                                  7,661          9,561
   Impairment of marketable securities                             --            9,672
                                                            -----------    -----------
                                                                687,016      1,691,865
                                                            -----------    -----------

NET LOSS                                                       (648,130)    (1,534,503)

OTHER COMPREHENSIVE INCOME - Foreign currency translation
adjustment                                                       19,425         37,610
                                                            -----------    -----------

COMPREHENSIVE LOSS                                          $  (628,705)   $(1,496,893)
                                                            ===========    ===========

NET LOSS PER SHARE (basic and diluted)                      $      (.08)   $      (.20)
                                                            ===========    ===========


WEIGHTED AVERAGE SHARES                                       7,989,000      7,493,000
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



                               WORLD CALLNET, INC.
             (Formerly Worldwide Communications (Holdings) Limited)
                          (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

                           (Expressed in U.S. Dollars)

                     FOR THE NINE MONTHS ENDED JUNE 30, 1999

                                   (Unaudited)

                                                                                                              Foreign
                                                                             Additional                       Currency
                                                        Common Stock          Paid-In       Accumulated      Translation
                                                     Shares      Amount       Capital         Deficit         Adjustment    Total
                                                   ---------    --------     ----------     ------------     -----------  ---------

Balance September 30, 1998                         5,500,000    $  5,500     $  190,660         (378,285)       (5,283)   $(187,408)

Issuance of shares of common stock on October 9,
1998 in connection with acquisition of 100% of
the Company's common stock by General
American Royalty                                   1,829,333       1,829         13,043                -             -       14,872

Issuance of 160,000 shares on November 19, 1998 for cash

Issuance of 500,000 shares to acquire 15% of
CallNet Plc                                          160,000         160        167,400                -             -      167,560

                                                     500,000         500        499,500                -             -      500,000

Issuance of common stock purchase warrants
                                                                                178,358                                     178,358

Net loss for the period                                    -           -              -       (1,534,503)            -    1,534,503)

Foreign currency translation adjustment                    -           -              -                -        37,610       37,610
                                                   ---------      ------    -----------     ------------     ---------    ---------

                                                   7,989,333      $7,989    $ 1,048,961     $ (1,912,788)    $  32,327    $(823,511)
                                                   =========      ======    ===========     ============     =========    =========


             See accompanying notes to these financial statements.

                               WORLD CALLNET, INC.
             (Formerly Worldwide Communications (Holdings) Limited)
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

                           (Expressed in U.S. Dollars)

                     FOR THE NINE MONTHS ENDED JUNE 30, 1999

                                   (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                         $(1,496,893)
   Depreciation and amortization expense                                  9,561
   Impairment of marketable securities                                    9,672
   Accretion of discount on notes payable                               132,507
   Increase in accounts payable and accrued expenses, net of
      foreign currency translation adjustments                          338,883
   Increase in other current assets                                     (63,252)
    Other                                                                 5,797
                                                                    -----------
               Net cash used by operating activities                 (1,063,725)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in amount due from affiliate                               (644,573)
    Purchase furniture and fixtures                                     (79,634)
                                                                    -----------
                                                                       (724,207)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from short-term indebtedness, net of financing costs      1,630,000
   Cash received in common stock issuances                              167,560
                                                                    -----------
                                                                      1,797,560

NET INCREASE IN CASH                                                      9,628

CASH, beginning of period                                                 1,995

CASH, end of period                                                 $    11,623
                                                                    ===========

NON CASH TRANSACTIONS:
   Purchase of net assets in reverse acquisition for common stock        14,872
   Acquisition of CallNet Plc shares for common stock                   500,000
                                                                    -----------
                                                                    $   514,872
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

     Investments
     -----------
     The Company's investments at June 30, 1999 consist solely of shares of CallNet Plc, an affiliated company, as described in Note 4.

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

2.   CONTINUED OPERATIONS
     --------------------

     The Company is in the development stage and has had $157,363 in revenues through June 30, 1999. In addition, the Company will require substantial capital to implement its business plan. These factors raise substantial doubt about the Company's ability to continue as a going concern. In December 1998 and April 1999, the Company completed bridge note offerings, in which it raised proceeds (net of consulting and finders fees), of approximately $1,100,000 and $540,000, respectively. The Company has also negotiated a development and marketing agreement with a much larger company that management believes will facilitate market penetration. Management also intends to attempt to raise additional capital in the near term. Management believes these actions will permit the Company to achieve its objectives and attain profitable operations to allow the Company to continue as a going concern.

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

     The Company is entitled to receive 40% of any revenue generated from the website. No revenues were generated from the website through July 31, 1999 and the Company may be obligated to return 500,000 shares of the Cherokee stock. Management of the Company does not believe that the website project will be completed or generate any significant future revenues. Accordingly, as of June 30, 1999, the entire investment of $203,772 less the offsetting deferred revenue of $193,583 has been taken as an impairment loss.

4.   ACQUISITIONS
     ------------

     In October 1998, 100% of the Company's common stock was acquired by General American Royalty, Inc. ("GAR"). The Company's stockholders obtained approximately 75% of the outstanding common stock of GAR and three of the Company's directors were appointed to the board of GAR. For financial reporting purposes, the Company has accounted for the transaction as a reverse acquisition of GAR. As a result of the transaction, the Company's stockholders' deficit section reflects the GAR capital structure in the accompanying balance sheet. As of the closing date of the acquisition, the following amounts were recorded to reflect the accounts of GAR:

                   Total assets                     $ 20,537
                   Total liabilities                   5,665
                                                    --------
                   Stockholder's equity             $ 14,872
                                                    ========


     In February 1999, the Company completed the acquisition of fifteen percent (15%) of the stock of CallNet Plc by issuing 500,000 shares of the Company's common stock. The CallNet Plc shares were valued at $500,000 and are included in Investments in the accompanying balance sheet. The transaction was valued based on such factors as the market price of the Company's common stock, the historical volatility of stock prices, the number of shares held by public shareholders that have no trading restrictions and the relatively large number of shares issued.

                               WORLD CALLNET, INC.
             (Formerly Worldwide Communications (Holdings) Limited)
                          (A Development Stage Company)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                           (Expressed in U.S. Dollars)



5.   NOTES PAYABLE
     -------------

     In December 1998 and April 1999, the Company completed a private placement of notes payable totaling $1,150,000 and $550,000, respectively. The notes bear interest at 10% and $850,000 of the notes are collateralized by the Company's shares of Cherokee Leisure Plc. Interest is due monthly and principal is due in full on December 1, 1999 and October 9, 1999, respectively, or earlier under certain circumstances, including the raising by the Company of $3.5 million or more of additional capital. The holders of the notes were also issued stock purchase warrants entitling them to purchase an aggregate of 1,675,000 shares of the Company's common stock between March 1, 1999 and December 1, 2000 at prices ranging from $1.00 per share to $10.00 per share. The Company paid $70,000 in consulting fees and issued stock purchase warrants, on the same terms described above, to purchase 220,000 shares of common stock in connection with the offering. The holders of these warrants have certain demand and piggyback registration rights. The Company has valued the aforementioned stock purchase warrants at $178,358 using a discount factor of 8%. Both the value of the stock purchase warrants and the referral fees have been treated as a discount to notes payable. Amortization of discount related to the discount was $132,507 for the nine months ended June 30, 1999 and is included in interest expense. Remaining discount is being amortized based on the maturity dates.

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

     o The Company has made cash advances to CallNet Plc, a 15% owned affiliated entity that equaled $634,087 at June 30, 1999.

8.   COMMITMENTS
     -----------

     The Company has employment agreements with three officers who are also directors. Each of these employment agreements requires an annual salary through September 2001 of approximately $110,000 each, and provides that if such agreement is terminated by either party during the term of the agreement, the full salary and benefits are required to be paid to the executive officer until the end of the term of the agreement. Each of the these officers have identical employment agreements with CallNet Plc. During February and March 1999, the officers deferred 23% of their salaries from the Company in the aggregate. Commencing with the quarter ended June 30, 1999, each executive officer has agreed to defer one-half of his salary from the Company until a substantial amount of additional capital has been raised by the Company, as determined by the Board of Directors, at which time the Company will be obligated to pay to these executive officers the deferred portion of their salary. Such obligation is without interest and is an unsecured obligation that is subordinated to the claims of certain other unsecured creditors of the Company.

                               WORLD CALLNET, INC.
             (Formerly Worldwide Communications (Holdings) Limited)
                          (A Development Stage Company)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                           (Expressed in U.S. Dollars)



     SUBSEQUENT EVENTS
     -----------------

     During July and August 1999, the Company received cash advances totaling $350,000 from an Australian-based company, which has agreed in principle to purchase shares of the Company's common stock for cash and other consideration. The terms of the proposed transaction have not been finalized and as of the date of this report the parties have not signed a definitive agreement. The proceeds from the advances were used to satisfy the Company's working capital requirements.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         Not applicable.


Item 2.  Changes in Securities.

         In April 1999, the Company issued warrants exercisable until April 9, 2002, to purchase an aggregate of 1,100,000 shares of Company common stock in connection with the placement of $550,000 of bridge notes payable described in Item 5 below. The exercise price for 330,000 of the warrants is $10.00 per share and for 770,000 of the warrants is $4.00 per share. The holders of these warrants have the right to exercise these warrants in cash or pursuant to a "net exercise" provision whereby the holder of a warrant can use shares subject to such warrant at their then fair market value as consideration for the exercise of such warrant. In addition, the exercise price with respect to these warrants is subject to standard anti-dilution provisions. In addition, the warrants with a $4.00 exercise price are subject to "ratchet" anti-dilution provisions whereby, subject to certain exceptions, the exercise price of such warrants will be subsequently reduced if during the term of the warrant the Company issues shares of Company common stock at a price below $3.60 per share or grants options or warrants with an exercise price or conversion price, respectively, below $3.60 per share. The exercise price with respect to such warrants will be reduced to the lowest issuance price or exercise or conversion price.

         The Company also issued warrants to purchase 37,500 shares of Company common stock at $3.60 (paid in cash and not adjustable) per share as part of consulting and referral compensation due in connection with the placement of the bridge notes. Holders of all of the aforementioned warrants have certain demand and piggyback registration rights. The securities referenced herein were issued in transactions exempt from registration under the Securities Act of 1933, as amended, pursuant to the private placement exemption set forth in Section 4(2).


Item 3.  Defaults on Senior Securities.

         Not applicable.


Item 4. Submission of Matters to a Vote of Security Holders.

         Not applicable.

Item 5.  Other Information.

         In April 1999, the Company completed a private placement of notes payable totaling $550,000 from three investors. The notes bear interest at 10% per annum, which is payable monthly. The principal is due in full on October 9, 1999, or earlier under certain circumstances, including the raising by the Company of $3.5 million or more of additional capital. The Company paid $12,500 in consulting fees in connection with the placement of the notes and issued stock purchase warrants as described in Item 2 above. The securities referenced herein were issued in transactions exempt from registration under the Securities Act of 1933, as amended, pursuant to the private placement exemption set forth in Section 4(2).


Item 6.   Exhibits and Reports on Form 8-K.

(a)      Exhibits.

          3.1 Certificate of Amendment to the Certificate of Incorporation of the Company, which is incorporated by reference herein from
                  Exhibit 3.1 to the Company's Form 8-K, dated January 5, 1999.

         10.1 Securities Purchase Agreement dated as of April 9, 1999 by and among the Company and the Purchasers, which is incorporated by reference herein from Exhibit 10.1 to the Company's Form 10-QSB for the quarter ended March 31, 1999.

         10.2 Form of Promissory Note issued to the Purchasers pursuant to the Securities Purchase Agreement, which is incorporated by reference herein from Exhibit 10.1 to the Company's Form 10-QSB for the quarter ended March 31, 1999.

         10.3 Form of Warrant with an exercise price of $4.00 per share issued to the Purchasers pursuant to the Securities Purchase Agreement, which is incorporated by reference herein from
                  Exhibit 10.1 to the Company's Form 10-QSB for the quarter ended March 31, 1999.

         10.4 Form of Warrant with an exercise price of $10.00 per share issued to the Purchasers pursuant to the Securities Purchase Agreement, which is incorporated by reference herein from
                  Exhibit 10.1 to the Company's Form 10-QSB for the quarter ended March 31, 1999.

         10.5 Registration Rights Agreement by and between the Company and the Purchasers pursuant to the Securities Purchase Agreement, which is incorporated by reference herein from Exhibit 10.1 to the Company's Form 10-QSB for the quarter ended March 31, 1999.

         27.1     Financial Data Schedule.


(b)      Reports on Form 8-K.

         None filed during the three months ended June 30, 1999.

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

                                               Date: August 13, 1999


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

                                               Date: August 13, 1999