Form 10KSB
period 1999-09-30
WORLD CALLNET INC
filed 2000-01-13
CIK 1014491

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington. D.C. 20549

                                   FORM 10-KSB

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the yearended September 30, 1999

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

Yes  X    No
   -----     ---

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ____

         The registrant had revenues of $697,243 for the year ended September 30, 1999.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by using the closing price of registrant's common stock, at December 31, 1999, was $44,407,000.

         As  of  December  31, 1999,  there  were  13,471,324   shares  of   the
Registrant's Common Stock, par value $.001 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant's proxy statement dated January 13, 2000 is incorporated by reference herein into Part III of this Annual Report on Form 10-KSB.

         Transitional Small Business Disclosure Format:

Yes      No   X
   ----     ----


                          T A B L E  O F  C O N T E N T S
                          -------------------------------

PART I                                                                           Page


Item     1.       Description of Business                                          4

Item     2.       Description of Properties                                       10

Item     3.       Legal Proceedings                                               10

Item     4.       Submission of Matters to a Vote of  Security Holders            10


PART II

Item     5.       Market for Common Equity and Related Stockholder Matters        12

Item     6.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                       12

Item     7.       Financial Statements                                            15

Item     8.       Changes in and Disagreements with Accountants on Accounting
                        and Financial Disclosure                                  28


PART III

Item     9.       Directors, Executive Officers, Promoters and Control Persons;
                        Compliance with Section 16 (a) of the Exchange Act        34

Item       10.    Executive Compensation                                          34

Item       11.    Security Ownership of Certain Beneficial Owners and
                  Management                                                      34

Item       12.    Certain Relationships and Related Transactions                  34

Item       13.    Exhibits and Reports on Form 8-K                                34

Signature Page                                                                    36



         The statements in this Report on Form 10-KSB that are not based on historical information are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's hopes, intentions, beliefs or strategies regarding the future. Forward-looking statements include, but are not limited to, Description of Business regarding
(i) its plans to market its proprietary MailTV products in Europe, North America, South America and Asia Pacific, (ii) its belief that offering free Internet access will capture customers for CallNet Plc, (iii) its statement that other companies engaged in Internet related businesses may be acquired, (iv) its belief that the majority of its future revenues will be derived from MailTV and its ownership of CallNet Plc, which earns a share of telephone toll revenues from companies that provide telephone service to their customers, and (v) the belief that its products and services will appeal to the many segments of the Internet market; its statement in Legal Proceedings that the outcome of any legal proceedings and claims against the Company will not have a material adverse effect on the Company's business, operating results, and financial condition; and statements in Liquidity and Capital Resources regarding (i) the projection that its working capital will be adequate until the end of 2000, (ii) the projection that additional capital the sale of debt or equity securities will be necessary after the year 2000, (iii) the expectation that product development and manufacturing costs will be borne by the Company and business partners, (iv) the estimate of property and/or significant capital equipment expenditures for the next twelve months, (v) the expectation that Internet related revenues derived from its proprietary MailTV products and ownership of CallNet Plc will be the primary source of internal liquidity and sales of products that are designed to facilitate new Internet access will be a secondary source of internal liquidity, and (vi) the anticipation that the year 2000 will not have a material impact on the Company.

DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT
--------------------

         World  CallNet,   Inc.  (the  "Company")  is  a  Delaware   corporation
incorporated on December 28, 1992 as Hermes Capital Management, Inc. It was inactive until October 1995, when it changed its name to General American Royalty, Inc. and became active in the oil and gas royalty business in Texas and New Mexico. In 1998, the Company sold all of its oil and gas royalty interests and on October 9, 1998, acquired World Wide Communications (Holdings) Ltd. ("WWCH"), a privately held United Kingdom development stage telecommunications company based in London, England. At the date of the acquisition, WWCH shareholders were issued 75% of the Company's outstanding capital stock and given three of the four board of directors positions.

         For financial reporting purposes the transaction was accounted for as a reverse acquisition. WWCH was treated as the acquirer and will be the ongoing reporting entity. This report includes only the WWCH financial statements since its inception on January 23, 1998. The Company changed its name to World CallNet, Inc. in January 1999.

         On September 2, 1999, the Company entered into stock purchase agreements with the shareholders of CallNet Plc. ("PLC"), a company incorporated in the United Kingdom, pursuant to which the Company acquired all of the issued shares of capital stock (the "PLC Stock") of CallNet Plc, and options to purchase CallNet Stock (the "PLC Options"), from the holders of the shares of the PLC Stock and PLC Options, in exchange for the issuance of an aggregate of 2,544,560 shares of common stock, par value $0.001 per share, of the Company. Prior to the completion of the exchange, the Company owned approximately 15% of the issuedshares of the capital stock of PLC which were acquired as of October 1998 in exchange for 500,000 shares of the Company's $0.001 par value common stock.

         On September 30, 1999, the Company entered into a stock purchase agreement with MailTV Pty Ltd. ("MailTV Pty"), a company incorporated in New South Wales, Australia, and Paul Goodman-Simpson the Company's President and Chief Executive Officer. Pursuant to the Agreement the Company was to issue to, and MailTV Pty was to acquire, 14,500,000 shares of common stock of the Company, which represents approximately 50% of the Company's issued and outstanding shares on a fully diluted basis, for an aggregate purchase price of $13,593,750 plus 2,265,625 shares of the issued and outstanding common stock of KeyClub.net, Inc. (the "KeyClub Shares"). KeyClub.net, Inc. ("KeyClub") is a Florida corporation and its common stock trades publicly on the Over-the-Counter Electronic Bulletin Board under the symbol "KEYK." KeyClub.net Inc is the majority owner of MailTV Pty.

         The parties agreed that at the first closing of the Agreement, the Company was to issue to MailTV Pty 2,900,000 Shares (the "First Tranche Shares") and at the second closing, which was to take place on or before December 31, 1999, the Company was to issue to MailTV Pty 11,600,000 Shares (the "Second Tranche Shares"). The purchase price for the First Tranche Shares was to be the payment by MailTV Pty to the Company of $2,718,750, less certain amounts previously received by it from MailTV Pty, and 453,125 KeyClub Shares. The purchase price for the Second Tranche Shares was to be the payment by MailTV Pty to the Company of $10,875,000 and 1,812,500 KeyClub Shares.

         MailTV Pty did not fully fund all of the amounts required pursuant to the terms of the Agreement. As a result, the Company and MailTV Pty agreed to amend the terms of the Agreement to provide for a multi tier Agreement pursuant to which MailTV Pty has been granted additional time to complete its payment of consideration totaling $13.6 million in cash and 2,265,625 million shares of KeyClub.net.

         As amended, the Agreement provides for the final closing to be deferred to January 31, 2000. The Company may also agree to grant MailTV Pty a further extension to allow for a settlement on February 29, 2000, should this be required. Such extension shall be conditioned upon receipt of a further partial payment of $2,000,000 in cleared funds and 333,333 KeyClub Shares no later than January 31, 2000.

         The Agreement has also been amended as follows: (i) MailTV Pty has waived any and all rights that it had, or may have, to match any offer of funding that the Company wishes to engage in; (ii) any anti-dilution rights or other rights to subscribe to purchase any additional Shares that MailTV Pty has, or may have had, have been terminated; (iii) in the event that any of the payments required to be made by MailTV Pty are not fully satisfied on or before any of the dates provided for such payments, such event shall be deemed to constitute an intentional breach of the covenants, representations and warranties made by MailTV Pty contained in the Agreement, as amended, and shall be grounds for immediate and final termination of the Agreement, as amended; and
(iv) in the event that MailTV Pty fails to satisfy any of the conditions in the Agreement, as amended, and the Company elects to terminate the Agreement, as amended, the Company agrees to release MailTV Pty from any damages resulting from MailTV Pty's default in consideration for MailTV Pty's agreement that neither the Company nor Paul Goodman Simpson shall, in any way, be liable to MailTV Pty for any damages whatsoever resulting from termination of the Agreement, as amended.

BUSINESS OF ISSUER
------------------

         The Company offers products and services that facilitate consumer access to the Internet and provide business users with electronic commerce ("e-commerce") solutions. By offering free Internet access to its users the Company has been able to generate a significant amount of Internet traffic through its network. As a result, agreements and alliances have been developed with telecommunications companies and retailers of consumers products that give the Company an economic interest in revenues resulting from Internet usage. Products that are marketed include mediums not usually associated with Internet access such as MailTV enabled television sets and specially engineered MailTV retrofit devices that enable Internet access through a television set without a personal computer. The Company has concentrated its efforts on expanding Internet access to customers in Europe, but plans to market its products in the United States and other regions of the world including Asia Pacific.

         Most companies that offer Internet access are currently focused on the subscription or monthly fee based personal computer market. The Company believes that a significant opportunity exists to capture business from providing Internet connectivity without charging users any registration or monthly fees or requiring a computer. This approach is based on the concept that virtually every household or business in the world is a potential customer if Internet access is free and a computer is not required. The Company's proprietary MailTV products provide Internet access using an existing local telephone service and a television set.

         Calls made by users to connect to the Internet, either from a personal computer or a MailTV enabled television set are directed to an Internet Service Provider ("ISP") designated by the Company with no registration or monthly fees. The Company has entered into an agreement with CallNet Plc , a wholly owned subsidiary of the Company, in which the Company will license its UK ISP business through CallNet Plc.

         The ownership of CallNet Plc is a key ingredient in the Company's plan of operation in the UK. CallNet Plc has entered into revenue participation agreements with certain telephone carriers, which offer basic telephone and long distance access to the public. Under the terms of the agreements CallNet Plc is entitled to receive a percentage of toll charges earned by the carrier or a fixed rebate amount for calls connecting to the Internet through CallNet Plc. CallNet Plc's revenue participation agreements with telephone carriers and joint ventures with entities that market goods and services on the Internet are expected to be a primary source of revenue for the Company.

PRINCIPAL PRODUCTS AND MARKETS
------------------------------

         In the United States, local telephone service is offered for a monthly fee with either unlimited local calls allowed or for a small surcharge after a certain number of free minutes each month. In Europe however, and many other territories worldwide, local telephone calls are metered and are charged at a per minute rate. Telephone service providers have structured their telecommunications networks to derive income from system usage rather than from fixed access charges. These charges vary depending on the time of day, but include all local calls used for Internet connectivity.

         The Company believes that this makes monthly fee based Internet service unaffordable for most European businesses or households. It has developed affordable MailTV products and services that offer free Internet access through existing telecommunications networks and television sets using CallNet Plc for user connection in the UK. CallNet Plc offers its subscribers Internet connections without any monthly fees or charges. The Company's goal is to capture a high volume of traffic from customers that connect to the Internet through CallNet Plc and MailTV. The participation in profits from telephone usage and e-commerce generated from MailTV and CallNet Plc's Internet traffic is the Company's principal profit center and the basis of design for all of its products and services.

         The Company offers Internet connectivity as its main product, either through regular personal computer access or through its proprietary MailTV products. In response to the tremendous growth in e-commerce and Internet access in general, the Company offers its proprietary MailTV and ISP products and services to businesses and organizations such as banks, supermarkets, retailers and other affinity marketing groups. The Company provides the technology and infrastructure for these business partners, enabling them to add value to market their own Internet based products and services. By creating these alliances the Company participates in profits generated from e-commerce and e-advertising activities developed by such organizations.

         In October 1999, Call Net Plc launched CallNet 0800 in the UK, a completely free Internet service that provides free ISP access and no per minute charges for telephone usage. The cost of telephone usage for connect time is 100% rebated in consideration for CallNet 0800 customers agreeing to use CallNet's designated telephone carrier as their local and long distance carrier. As of December 31, 1999, approximately 100,000 new subscribers had signed up for the CallNet 0800 service. Affinity marketing programs have been completed with

F1 (Formula One) Racing, Phones 4 U and Evesham Micros who market goods and services through websites hosted and operated by CallNet Plc. These affinity programs provide for profit participation by the Company from all revenues generated from the websites.

         The Company also creates opportunities to generate Internet traffic through its proprietary MailTV products, which provide dial-up connections to the Internet through CallNet Plc. MailTV is an affordable alternative to purchasing a computer and is marketed using the concept of free Internet access with no registration or monthly fees. A connection to a local telephone service and a television set are the only requirement.

         MailTV is either embedded into new television sets or available as a retrofit device for existing televisions sets and is intended to be available for a price significantly lower than rival "Web TV" units. All MailTV enabled television sets and retro-fit devices are units that are pre-configured to connect to CallNet Plc and feature text based services for home banking, shopping, stock price tracking and email. MailTV is an online system with calls charged at the normal local telephone rates. In addition, a host of text based services and applications will provide e-commerce revenues through normal televisions sets.

         MailTV silicon chips are manufactured by ZiLOG, Inc. ("ZiLOG"), a major silicon chip manufacturer based in the United States, under a joint marketing and distribution agreement. Zilog has been promoting the MailTV chip to television manufacturers throughout the world. The most recent agreement was with Vestel, an OEM TV manufacturer. Under the agreement Zilog will supply Vestel with MailTV modules, which will be incorporated into the production of Vestel's television sets. Television sets will be distributed under various brand names in the United Kingdom and throughout Europe in 2000.

         The Company plans to expand its operation and MailTV distribution into mainland Europe through operating subsidiaries and venture partners. If opportunities become available, the Company may acquire other businesses or entities to facilitate the process of establishing the Company's products and services. Future plans call for expansion to Asia Pacific, North America, South America, and Eastern Europe.

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

         The Company competes with many other providers of Internet access and online navigation such as America Online, Compuserve, Prodigy, Dixon's Freeserve and Microsoft. Many of these competitors are larger than the Company and have substantially greater access to capital and technical resources than does the Company and may, therefore, have a significant competitive advantage. Many of the Company's competitors are capable of making larger expenditures to develop and market their products and services.

         Competitive conditions in the telecommunications industry could have a significant influence on the success of CallNet Plc's ability to earn telephone toll revenues. Arrangements that earn CallNet Plc a percentage of metered tolls are dependent upon the telephone carrier's ability to maintain its network. Market conditions and other factors that affect telephone carriers are beyond the scope or control of the Company. If satisfactory agreements to share revenues with telephone carriers cannot be maintained by CallNet Plc, the Company would have to purchase its own telecommunications facilities.

MAJOR CUSTOMERS
---------------

         The Company's products are generally sold to the public and no single customer is significant enough to adversely impact income if lost. The Company will continue to develop affinity-marketing programs to generate customers for both its proprietary MailTV and ISP products eliminating any reliance on a single customer.

REGULATORY MATTERS
------------------

         Deregulation of the telecommunications industry has just begun in Europe. As a result of deregulation, European telephone companies are engaged in intense competition for local call traffic and to gain market share. The Company's business plan is designed to take advantage of these factors in the European telephone industry by participation in the toll charges earned by telephone carriers from telephone connections to the Internet. CallNet Plc must negotiate with telephone companies that own the telecommunication networks that handle customer traffic and connection to the Internet. It is not possible to predict the impact that deregulation will have on the Company's ability to maintain satisfactory margins on contracts with network carriers.

EMPLOYEES
---------

         The Company has 23 full-time employees in the United Kingdom and has retained the services of a full-time consultant to oversee business activities in the United States. The Company utilizes the services from third party organizations wherever possible in order to maintain a competitive edge. The Company's management believes it has satisfactory relations with its employees.

DESCRIPTION OF PROPERTIES

         The Company leases its administrative offices located at Brecon House, Meridian Gate, 207 Marsh Wall, in London, and a research and development site located in Newport Pagnell, north of London. The Company owns the patents and intellectual property rights for MailTV and plans to commercialize these technologies via joint venture agreements worldwide.

TRADE SECRETS AND INTELLECTUAL PROPERTY
---------------------------------------

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

LEGAL PROCEEDINGS

         During the ordinary course of business the Company may be subject to various legal proceedings and claims, either asserted or unasserted. While the outcome of these claims cannot be predicted with certainty, the Company does not believe that the outcome of any such legal matters will have a material adverse effect on the Company's business, operating results, and financial condition.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE COMPANY
---------------------------------

         The executive officers of the Company and their ages as of December 31, 1999 are as follows:

Name                        Age       Position(s)
----                        ---       -----------

Paul Goodman-Simpson        42        President and Chief Executive Officer

Aaron Goodman-Simpson       38        Vice President and Chief Financial Officer

Keith Goodyer               32        Vice-President

Richard Ibbotson            44        Secretary

         The Company's executive officers are appointed by, and serve at the discretion of, the Board of Directors. Each executive officer, with the exception of Mr. Ibbotson, is a full-time employee of the Company. Paul Goodman-Simpson and Aaron Goodman-Simpson are brothers.

BUSINESS EXPERIENCE
-------------------

         Paul Goodman-Simpson. Mr. Goodman-Simpson has been a director and the president of the Company since October 9, 1998 and a managing director and a co-founder in 1997 of WWCH, which became a wholly owned subsidiary of the Company on October 9, 1998. From 1993 to 1997 he was the managing director of KORE Ltd., a computer software distribution company. From 1992 to 1993 he was Director of Sales (Far East Asia) of International Software Systems, Inc., a software company. From 1985 to 1992 he was a salesman for two other software companies.

         Aaron Goodman-Simpson. Mr. Goodman-Simpson has been a director and the vice president for operations and sales of the Company since October 9, 1998, when the Company acquired all the capital stock of WWCH. He joined WWCH in 1997 as its sales director and vice president for operations. He served as the sales director of KORE Ltd., a computer software distribution company from 1994 to 1997. From 1992 until October 1994 he was the business development manager for Computer 2000 Datech Ltd., Europe's largest computer peripheral distributor. From 1986 until 1992 he was a director of A & B Developments Ltd., a construction company to which Mr. Goodman-Simpson introduced computer-aided design to its practice.

         Keith Goodyer. Mr. Goodyer is a director and vice president of the Company since October 9, 1998 and the technical director and a co-founder in 1997 of WWCH, which became a wholly owned subsidiary of the Company on October 9, 1998. He manages WWCH's research and development facility in Newport Pagnell, England. From 1989 until co-founding WWCH, he was an independent Internet consultant and developer. He developed several new consumer electronics and Internet tools including the Company's TelEmail and MailTV products. From 1992 to April 1997 Mr. Goodyer was Internet Appliance Product Manager of MSU Corporation, a public company that designs Internet appliances, and led a development team that produced the first Set-Top-Box for connecting television sets to the Internet.

         Richard Ibbotson. Mr. Ibbotson has been the Company secretary since October 1998. He became a qualified solicitor in 1980. From 1981 to 1996, he was a partner in private practice with Ashington Denton. From 1996 to date, he has been a consultant in private practice.


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



               Quarter Ended                       HIGH              LOW
               -------------                       ----              ---

               March 31, 1998                       3.00              1.13
               June 30, 1998                        1.63               .38
               September 30, 1998                   1.28               .39
               December 31, 1998                    8.25               .88
               March 31, 1999                       9.00              3.13
               June 30, 1999                        5.38              1.13
               September 30, 1999                   3.06              1.06
               December 31, 1999                    7.31              1.28
               -----------------------------------------------------------------

         As of December 31, 1999, the Company had approximately 140 common shareholders of record. Securities Transfer Corporation, located in Dallas, Texas, serves as the Company's stock transfer agent.

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

         Since incorporation in January 1998, the Company has been involved primarily in capital formation activities, refinement of its business strategy and development of relationships with industry partners. The Company's principal external source of capital for developing its products and services has been proceeds from bridge debt financing and the private placement of common stock. Additional placements of bridge notes or the sale of equity securities to fund operating expenses will be necessary until the Company becomes profitable.

         In December 1998 and April 1999, the Company completed the private placement of $1,150,000 and $550,000, respectively, in bridge notes. In September 1999, the Company completed a private placement of 2,900,000 shares of its common stock to Australian-based MailTV Pty. The agreement obligates MailTV Pty to purchase an additional 11,600,000 shares of common stock under the same terms. In January 2000, the Company completed a private placement of common stock totaling $2,362,500 at $1.75 per share. The proceeds from the aforementioned placements of common stock were used to repay notes payable and for working capital.

         The Company's plan of operation for the next twelve months includes the ongoing operation of its Internet service and the continued development and marketing of its proprietary Internet products such as MailTV. The Company will require substantial capital to implement its business plan, which is discussed further in Note 2 to the Financial Statements. It is expected that costs of product development and manufacturing these products will be borne by the Company and business partners such as Zilog, OEM television manufacturers and other third parties seeking to generate new technologies and MailTV applications developed by the Company.

         The Company has incurred net losses since inception of $4,587,408, which raises substantial doubt about the Company's ability to continue as a going concern. However, with present working capital of approximately $3,000,000 and an additional $8,900,000, which is contracted to be closed by February 29, 2000, the Company estimates it can satisfy its obligations and cash requirements until the end of 2000. To meet its working capital obligations plus research and development cost requirements after the end of 2000, the Company will have to raise additional capital from external sources if cash generated from operations is not sufficient.

         The  Company  has  estimated   that   expenditures   for  plant  and/or
significant capital equipment will be approximately $1,500,000 during the next twelve months.

         If necessary, the Company will issue shares of its capital stock to acquire assets, customers and other entities that appear to be viable business opportunities.

         The Company expects that its primary sources of internal liquidity will be fees, toll charges and rebates earned under the terms of agreements with telecommunications companies doing business with CallNet Plc Internet and MailTV customers. In addition the Company will earn revenues from e-commerce activities from both CallNet ISP and MailTV. The fundamental business strategy is to direct telephone usage to the CallNet telecommunications network by increasing the CallNet Plc customer base and through sales and usage of MailTV. The Company also has agreements to earn a percentage of sales from companies that market products and services through web sites hosted by CallNet Plc. The Company also offers products that are designed to facilitate new Internet access. Sales of such products and services are expected to be a secondary source of revenues for the Company.

         The Company has implemented certain changes, as necessary, to its information systems and accordingly does not anticipate any material year 2000 issues from its own systems, programs or from any of its products. The impact of such issues on the Company's suppliers, customers, vendors and financial service organizations could have an adverse effect on the Company.


         If the additional financing is not successfully completed and if the Company is not able to obtain additional financing arrangements, it may be unable to meet its continuing operational obligations, pursue its basic business strategy, take advantage of new opportunities, develop or enhance existing products, or respond to competitive pressures and financial or marketing hurdles. Such inability could have a materially adverse effect on the business, operating results and financial condition. Moreover, the estimated cost of the proposed expansion of our production and marketing activities is subject to numerous uncertainties, including the problems, expenses, difficulties, complications and delays, many of which are beyond our control, frequently encountered in connection with the establishment and development of new business activities, and may be affected by the competitive environment in which we are operating. Accordingly, there can be no assurance that the Company will complete the proposed expansion of production and marketing activities described herein.

RESULTS OF OPERATIONS
---------------------

         For the period from January 23, 1998 through September 30, 1998 the Company incurred salaries and other administrative expenses related to capital formation and development of its business plan. These expenses are reflected on the statement of operations for the period as charges to general and administrative expense.

         For the year ended September 30, 1999, the Company earned revenues of approximately $697,000 from licensing fees and telephone toll charges under the terms of CallNet Plc's agreements with telecommunications companies. No revenues were earned for the period from January 23, 1998 (date of inception) through September 30, 1998 .

         General and administrative expenses increased from $383,568 for the period from January 23, 1998 (inception) through September 30, 1998 to $4,866,951 for the year ended September 30, 1999. Such amount increaseddue to the cost of additional personnel, infrastructure and facilities required for the Company to become operational. The number of fulltime employees and consultants increased more than 100% since September 30, 1998, as the Company emerged from being in the development stage. Also included in general and administrative expenses for the year ended September 30, 1999 was approximately $756,000 in non-cash charges related to the issuance of stock options and warrants.

         Interest expense for the year ended September 30, 1999, was incurred on $1,700,000 of bridge debt that was completed in November 1998, December 1998 and April 1999. Amortization of the discount related to such debt totaled approximately $1,249,742 for the year ended September 30, 1999.

FINANCIAL STATEMENTS
                                                                           Page

                  Independent Auditor's Report                               16

                  Consolidated Balance Sheet as of
                  September 30, 1999 and 1998                                17

                  Consolidated Statements of Operations for
                  the Year Ended September 30, 1999 and
                  the Period from January 23, 1998 to
                  September 30, 1998                                         18

                  Consolidated Statement of Stockholders'
                  Equity for the Period from January 23, 1998
                  to September 30, 1999                                      19

                  Consolidated Statements of Cash Flows for
                  the Year Ended September 30, 1999 and the
                  Period from January 23, 1998 to September 30, 1998         21

                  Notes To Consolidated Financial Statements                 23

                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors
World CallNet, Inc.
London, England

We have audited the accompanying consolidated balance sheet of World CallNet, Inc. as of September 30, 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended and the period from January 23, 1998 (date of inception) to September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of World CallNet, Inc. as of September 30, 1999, and the results of its operations and its cash flows for the year then ended and the period from January 23, 1998 (date of inception) to September 30, 1998 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant losses through September 30, 1999, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HEIN + ASSOCIATES LLP

Dallas, Texas October 29, 1999, except for Notes 2, 4 and 11, which are Dated January 10, 2000


                               WORLD CALLNET, INC.

                           CONSOLIDATED BALANCE SHEET

                           (Expressed in U.S. Dollars)
                            AS OF SEPTEMBER 30, 1999

                                     ASSETS

CURRENT ASSETS:
   Cash                                                                  $    214,243
   Trade accounts receivable, no allowance for doubtful accounts              147,557
   Prepaid expenses                                                            99,159
   Stock subscription receivable                                            1,765,530
                                                                         ------------
          Total current assets                                              2,226,489
                                                                         ------------

   Investment in marketable equity securities                                 565,406
   Furniture and fixtures, at cost                                            185,706
   Goodwill, net of accumulated amortization of $82,150                     4,846,917
   Other intangible assets, net of accumulated amortization of $66,586        212,193
   Bonds, deposits and other assets                                           218,819
                                                                         ------------
           Total other assets                                               6,029,041
                                                                         ------------

                 Total assets                                            $  8,255,530
                                                                         ============

                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes payable, net of unamortized discount                               1,504,951
   Accounts payable and accrued expenses                                    1,166,071
   Accrued compensation due officers                                          327,516
                                                                         ------------
           Total current liabilities                                        2,998,538
                                                                         ------------

COMMITMENTS (Note 10)

STOCKHOLDERS' EQUITY:
   Preferred stock,  $0.001 par value;  10,000,000 shares
    authorized, no shares issued or outstanding                                  --
   Common stock, $0.001 par value; 30,000,000 shares
    authorized; 13,441,893 shares issued and 12,941,893
    shares outstanding                                                         13,442
   Additional paid-in capital                                              10,737,002
   Accumulated deficit                                                     (4,970,976)
   Treasury stock, 500,000 shares, at cost                                   (522,476)
                                                                         ------------
            Total stockholders' equity                                      5,256,992
                                                                         ------------

            Total liabilities and stockholders' equity                   $  8,255,530
                                                                         ============




             See accompanying notes to these financial statements.

                               WORLD CALLNET, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                           (Expressed in U.S. Dollars)

            FOR THE YEAR ENDED SEPTEMBER 30, 1999 AND THE PERIOD FROM
                     JANUARY 23, 1998 TO SEPTEMBER 30, 1998


                                                       1999         1998
                                                   -----------    -----------

REVENUES                                           $   697,243    $      --

COSTS AND EXPENSES:
   Production and development                          355,586           --
   General and administrative                        4,879,799        383,568
   Interest                                            114,268           --
   Depreciation and amortization                       180,929           --
   Amortization of debt discount                     1,249,742           --
                                                   -----------    -----------
                                                     6,780,324        383,568
                                                   -----------    -----------

LOSS BEFORE MINORITY INTEREST                       (6,083,081)      (383,568)

MINORITY INTEREST IN LOSS OF SUBSIDIARY              1,495,673           --
                                                   -----------    -----------


NET LOSS                                           $(4,587,408)   $  (383,568)
                                                   ===========    ===========

NET LOSS PER SHARE (basic and diluted)             $      (.57)   $      (.07)
                                                   ===========    ===========

WEIGHTED AVERAGE SHARES                              8,110,636      5,500,000
                                                   ===========    ===========




             See accompanying notes to these financial statements.


                              WORLD CALLNET, INC.

       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                           (Expressed in U.S. Dollars)

           FOR THE PERIOD FROM JANUARY 23, 1998 TO SEPTEMBER 30, 1999





                                                     Common Stock             Treasury Stock    Additional
                                                    -------------             --------------     Paid-In    Accumulated
                                                 Shares     Amount        Shares    Amount       Capital     Deficit      Total
                                                 ------    -------        ------    ------      --------    ----------  ---------

Issuance of shares to founders upon
incorporation                                     11,000   $      11          --   $    --     $    --     $    --      $      11

Issuance of shares for cash at par value and
intangible asset                                 550,000         550          --        --        19,117        --         19,667


Issuance of shares for cash at par value
and funding of expenses                        4,939,000       4,939          --        --       171,543        --        176,482

Net loss for the period                             --          --            --        --          --      (383,568)    (383,568)
                                               ---------   ---------   ---------   ---------   ---------    ---------   ---------

Balance as of September 30, 1998               5,500,000       5,500          --        --       190,660    (383,568)    (187,408)

Issuance of shares in reverse acquisition      1,829,333       1,829          --        --        18,708         --        20,537

Issuance of shares for 15% of
CallNet Plc                                      500,000         500          --        --       499,500        --        500,000

Issuance of shares for cash                      168,000         168          --        --       184,042        --        184,210





                                   (Continued)


             See accompanying notes to these financial statements.


                              WORLD CALLNET, INC.

               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
                                EQUITY (DEFICIT)

                           (Expressed in U.S. Dollars)

           FOR THE PERIOD FROM JANUARY 23, 1998 TO SEPTEMBER 30, 1999
                                   (Continued)



                                          Common Stock                 Treasury Stock        Additional
                                         --------------                --------------          Paid-In     Accumulated
                                     Shares         Amount         Shares        Amount        Capital       Deficit        Total
                                   -----------   -----------   -----------    -----------   -----------   -----------   -----------

Issuance of warrants in connection
  with bridge loans                       --            --            --             --       1,374,791          --       1,374,791

Issuance of options and warrants
  for services                            --            --            --             --         393,406          --         393,406

Issuance of shares to acquire
  remaining 85% of CallNet Plc       2,544,560         2,545       500,000      (522,476)    4,450,436          --       3,930,505

Issuance of shares for cash and
  marketable securities              2,900,000         2,900          --             --       3,262,506          --       3,265,406

Assumption of options to directors
  in connection with acquisition
   of CallNet Plc                         --            --            --             --         362,953          --         362,953

Net loss for the year                     --            --            --             --            --      (4,587,408)   (4,587,408)
                                   -----------   -----------   -----------    -----------   -----------   -----------   -----------
Balance as of September 30, 1999    13,441,893   $    13,442       500,000    $  (522,476)  $10,737,002   $(4,970,976)  $ 5,256,992
                                   ===========   ===========   ===========    ===========   ===========   ===========   ===========







             See accompanying notes to these financial statements.



                               WORLD CALLNET, INC.


                      CONSOLIDATED STATEMENT OF CASH FLOWS

                           (Expressed in U.S. Dollars)

              FOR THE YEAR ENDED SEPTEMBER 30, 1999 AND THE PERIOD

                     JANUARY 23, 1998 TO SEPTEMBER 30, 1998

                                                                              1999           1998
                                                                          -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                               $(4,587,408)   $  (383,568)
   Stock compensation                                                         756,359           --
   Amortization of debt issuance costs                                      1,249,742           --
   Depreciation and amortization                                              180,929           --
   Expenses paid by stockholders                                                 --          175,000
   Minority interest in losses from CallNet Plc prior to consolidation        261,707           --
   Increase in receivables                                                 (1,809,346)          --
   Increase in prepaid expenses                                                (8,846)          --
   Increase in other assets                                                    (3,209)          --
   Increase in accounts payable and accrued expenses                          678,445        208,606
   Cash advances from and expenses paid by affiliate                          (10,486)           297
   Increase in compensation due officers                                       29,462           --
   Other                                                                     (115,794)
                                                                          -----------    -----------
                    Net cash provided by (used in) operating activities    (3,378,445)           335

   Purchase of property and equipment                                        (236,639)          --
   Operating advances to CallNet Plc prior to acquisition                    (701,584)          --
   Cash balance acquired from PLC                                              14,606           --
                                                                          -----------    -----------
                    Net cash used in investing activities                    (923,617)          --

   Proceeds from notes payable                                              1,700,000           --
   Commissions paid on notes payable                                          (70,000)          --
   Cash received in common stock issuances                                  2,884,310
                                                                          -----------    -----------
                       Net cash provided by financing activities            4,514,310          1,660
                                                                          -----------    -----------
                                                                              212,248          1,995
NET INCREASE IN CASH
   CASH, beginning of period
                                                                                1,995           --
                                                                          -----------    -----------
   CASH, end of period                                                    $   214,243    $     1,995
                                                                          ===========    ===========



                                   (Continued)


             See accompanying notes to these financial statements.


                               WORLD CALLNET,INC.

                 CONSOLIDATED STATEMENT OF CASH FLOWS, Continued

                           (Expressed in U.S. Dollars)

              FOR THE YEAR ENDED SEPTEMBER 30, 1999 AND THE PERIOD
                     JANUARY 23, 1998 TO SEPTEMBER 30, 1998

                                   (Continued)

                                                                                 1999             1998
                                                                              -----------       ----------

NON CASH TRANSACTIONS:
   Investment in marketable securities obtained for obligation to
     provide services and for cash payment by affiliate                       $        --       $  203,772
                                                                              ===========       ==========
   Acquisition of intangible asset for common stock                           $        --       $   19,500
                                                                              ===========       ==========
   Net assets acquired in reverse acquisition                                 $    20,537       $       --
                                                                              ===========       ==========
   Acquisitions of CallNet Plc for common stock                               $ 4,930,505       $       --
                                                                              ===========       ==========
   Acquisitions of Keyclub.net equity securities for common stock             $   565,406       $       --
                                                                              ===========       ==========




















             See accompanying notes to these financial statements.

                               WORLD CALLNET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           (Expressed in U.S. Dollars)


1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------------

     Organization and Nature of Operations
     -------------------------------------

     World CallNet, Inc. (the "Company") is incorporated in the United Kingdom. The Company is primarily engaged in developing proprietary Internet devices and software applications, developing commercial Internet websites and operating a pay-as-you-go Internet service provider. Primarily all of the Company's operations and customers are located in the United Kingdom as of September 30, 1999.

     The accompanying financial statements include the accounts of the Company and its two wholly owned subsidiaries, CallNet Plc and Overleaf Systems, Limited ("Overleaf"). CallNet Plc became a wholly owned subsidiary of the Company in September 1999 (see Note 3) and Overleaf has been inactive to date. All significant balances and transactions have been eliminated in consolidation.

     The Company began operations as World Wide Communications (Holdings), Limited ("WWCH") on January 23, 1998. On October 9, 1998, the stockholders of WWCH exchanged all their shares for approximately 75% of General American Royalty, Inc., ("GAR"), a public company, and became a wholly owned subsidiary of GAR. The management of WWCH became the management of the combined company. Although GAR was the acquiring entity for legal purposes, WWCH was considered the acquirer for accounting purposes, and the financial statements of the combined company reflect historical accounts of WWCH and include the operations of GAR beginning October 9, 1998. However, because GAR was the acquiring entity for legal purposes, all stockholders' equity information in the accompanying financial statements and footnotes has been restated to conform to GAR's capital structure. The Company changed its name to World CallNet, Inc. in January 1999.

     Investment in Marketable Securities
     -----------------------------------

     The Company's marketable securities at September 30, 1999 consist of equity securities classified as available-for-sale. Available-for-sale securities are carried at estimated market value and unrealized holding gains and losses are reported in other comprehensive income. At September 30, 1999, there was no unrealized gain or loss in these securities.

     Foreign Currency Translation
     ----------------------------

     The Company  conducts  its  operations  and  maintains  its accounts in its functional currency of British pounds. The accompanying financial statements are converted into U.S. dollars for the convenience of the users at the prevailing exchange rate of (pound)1.00 to $1.6458 at September 30, 1999.

                               WORLD CALLNET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           (Expressed in U.S. Dollars)


     Loss Per Share
     --------------

     Basic loss per share is computed based on the weighted average number of shares outstanding during the period. Diluted loss per share takes common stock equivalent shares (such as options, warrants and convertible securities) into consideration. However, common stock equivalent shares are not considered when their effect would be anti-dilutive. At September 30, 1999, the Company had outstanding options for 2,000,000 shares of common stock and outstanding warrants for 2,145,000 shares of common stock, which are not included in the dilutive calculation as the effect would be anti-dilutive.

     Use of Estimates
     ----------------

     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

     Income Taxes
     ------------

     The Company accounts for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company has a tax loss carryforward at September 30, 1999 of approximately $2,600,000 that will expire if unused in 2019, for United States tax purposes; and $2,200,000 for United Kingdom tax purposes; and the Company has a deferred tax asset at September 30, 1999, which is fully reserved, of approximately $1,560,000.

     Property and Equipment
     ----------------------

     Property and equipment are stated at cost, less accumulated depreciation. Depreciation has been provided using the straight-line method over the estimated useful lives of the assets of four years. The Company recorded depreciation expense of $32,193 and $0 for the year ended September 30, 1999 and the period from January 23, 1998 to September 30, 1998, respectively.

     Long-Lived Assets
     -----------------

     The Company's policy is to periodically review the net realizable value of its long-lived assets, including goodwill, through an assessment of the estimated future cash flows related to such assets. In the event that

                               WORLD CALLNET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           (Expressed in U.S. Dollars)



     assets are found to be carried at amounts in excess of estimated undiscounted future cash flows, then the assets will be adjusted for impairment to a level commensurate with the estimated fair value of the underlying assets. Based upon its most recent analysis, the Company believes no impairment of long-lived assets exists at September 30, 1999.

     Goodwill
     --------

     Goodwill represents the cost of acquired businesses in excess of their identifiable net assets and is amortized by the straight-line method over five years. The Company recorded amortization of goodwill of $82,150 and $0 for the year ended September 30, 1999 and the period from January 23, 1998 to September 30, 1998, respectively.

     Other Intangible Assets
     -----------------------

     Other intangible assets consist of intellectual property, which is being amortized by the straight-line method over five years. The Company recorded amortization of other intangible assets of $66,586 and $0 for the year ended September 30, 1999 and the period from January 23, 1998 to September 30, 1998, respectively.

     Statement of Cash Flows
     -----------------------

     For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     Stock-Based Compensation
     ------------------------

     In January 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", which requires recognition of the value of stock options and warrants granted based on an option pricing model. However, as permitted by SFAS 123, the Company continues to account for stock options and warrants granted to directors and employees pursuant to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. See Note 5.

     Fair Value of Financial Instruments
     -----------------------------------

     The carrying value of the Company's financial  instruments,  including cash
     equivalents,   accounts  receivable,  short-term  borrowings  and  accounts payable, approximate fair value due to their short maturities.

2.   CONTINUED OPERATIONS
     --------------------

     The Company has incurred significant losses through September 30, 1999. In addition, the Company will require significant additional capital to fully implement its business plan. These factors raise substantial doubt about the Company's ability to continue as a going concern. Since January 23, 1998 (date of inception), the Company completed various debt placements and private placements of common stock, in which it raised net proceeds totaling approximately $6,700,000; including a private placement of securities in January 2000 of $2,362,000. Management also intends to attempt to raise additional capital in the near term. Management believes these actions will permit the Company to implement its business plan and attain profitable operations to allow the Company to continue as a going concern.

3.   ACQUISITION
     -----------

     Acquisition of CallNet Plc
     --------------------------
     On October 9, 1998, the Company acquired a 15% interest in CallNet Plc in exchange for 500,000 newly issued shares of common stock, which were recorded at their estimated value of $500,000. On September 2, 1999, the Company acquired the remaining 85% interest in exchange for 2,544,560 newly issued shares of common stock, which were recorded at their estimated value of $4,450,436. The Company accounted for its investment under the equity method until September 2, 1999 and applied the purchase method and consolidated CallNet Plc thereafter. Due to the transaction being accomplished in two steps, the accompanying consolidated statement of operations for the year ended September 30, 1999 includes operations of CallNet Plc for the entire year, offset by a reduction for the 85% outside interests' share of CallNet Plc's operations until consolidation. The following unaudited proforma information is presented as if the entire acquisition had been completed at the beginning of the respective periods:

                                                                Period From
                                       Year Ended            January 23, 1998 to
                                     September 30, 1999      September 30, 1998
                                     ------------------      -------------------
     Revenues                          $   697,000               $   21,000
     Net Loss                          $ 6,083,000               $ (115,000)
     Net loss per share                $     (0.58)              $    (0.13)


     Certain officers and directors of the Company were also officers and directors of CallNet Plc and certain stockholders of the Company held a minority interest in CallNet Plc prior to the transactions described above.

     In connection with the acquisition of CallNet Plc, the Company assumed stock options entitling three directors to purchase an aggregate of 440,000 shares of its common stock at $1.65 per share (Note 7).

                               WORLD CALLNET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           (Expressed in U.S. Dollars)



4.   TRANSACTION WITH MAILTV
     -----------------------

     In September 1999, the Company entered into an agreement with MailTV Pty Ltd. ("MailTV"), an Australian company, in which MailTV is to acquire approximately 50% of the Company's common stock in two phases. The first phase involved the Company exchanging 2,900,000 shares of its common stock for $2,718,750 in cash and 453,125 shares of KeyClub.net, a publicly traded company affiliated with MailTV. This phase closed on September 30, 1999, although $1,765,530 of the cash was received after closing and recorded as stock subscription receivable in the accompanying balance sheet. The stock of KeyClub.net was recorded by the Company at its estimated market value of $565,406. The second phase is to involve the Company exchanging 11,600,000 shares of its common stock for $10,875,000 in cash and 1,812,500 shares of KeyClub.net. This phase was set to close on December 31, 1999, but was extended in December 1999 to February 29, 2000.

5.   NOTES PAYABLE
     -------------

     In December 1998 and April 1999, the Company completed private placements of notes payable totaling $1,150,000 and $550,000, respectively. The notes bear interest at 10% and $850,000 of the notes are collateralized by the Company's shares of Cherokee Leisure Plc., which is a bankrupt entity at September 30, 1999. Interest is due monthly and principal is due in full on December 1, 1999 and October 9, 1999, respectively, or earlier under certain circumstances, including the raising by the Company of $3.5 million or more of additional capital.

     The holders of the notes were also issued stock purchase warrants entitling them to purchase an aggregate of 1,675,000 shares of the Company's common stock between March 1, 1999 and April 9, 2003 at prices ranging from $1.00 per share to $10.00 per share. The holders of these warrants have certain demand and piggyback registration rights. The Company paid $70,000 in consulting fees and issued stock purchase warrants, on the same terms described above, to purchase 220,000 shares of common stock in connection with the offering.

     The Company has valued the aforementioned stock purchase warrants using the Black Scholes options pricing model and allocated $1,374,791 to stockholders' equity based on the relative fair market values of the warrants and the notes payable. The value of the stock purchase warrants has been treated as a discount to notes payable. Amortization of discount was $1,249,742 for the year ended September 30, 1999.

                               WORLD CALLNET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           (Expressed in U.S. Dollars)



     The remaining discount of $195,049 at September 30, 1999 is being amortized on the interest method over the remaining lives of the related notes payable.

6.   STOCK PURCHASE WARRANTS
     -----------------------

     In March 1999, the Company granted warrants to purchase 100,000 shares of common stock to a public relations consultant. The warrants are exercisable at $5.00 per share until expiration in March 2001. The Company recorded an expense of $196,110 based on the estimated fair value of the warrants at the date of grant as determined by the Black Scholes pricing model.

     In May 1999, a former director converted the 100,000 options granted to him in November 1998 under the Company's 1998 Stock Option Plan into warrants to purchase 150,000 shares of common stock. The warrants are exercisable at $1.50 per share until expiration in December 2000. The Company recorded an expense of $151,207 based on the difference in the estimated fair value at the date of grant between the options granted under the Stock Option Plan and the warrants as determined by the Black Scholes pricing model.

7.   STOCK-BASED COMPENSATION
     ------------------------

     1998 Stock Option Plan
     ----------------------
     In January 1999, the 1998 Stock Option Plan (the "Plan") was adopted by the Company's shareholders. Under the Plan, the Company's board of directors may grant options to acquire up to a total of 1,000,000 shares of stock to officers, directors, employees, advisors or consultants of the Company. Generally, options granted under the Plan carry an exercise price equal to fair market value at the date of the grant and are exercisable for a period of three years from the date of the grant. The Plan provides for the exercise of options for a period of ninety days after termination, if an employee or director granted options leaves the Company.

     In November 1998, March 1999 and June 1999, the Company granted options to its key directors to purchase shares of common stock pursuant to the Plan. The options were granted at exercise prices ranging from $1.25 per share to $3.50 per share and expire three years from the date of the grant.

     In connection with the acquisition of CallNet Plc, the Company assumed stock options entitling three directors to purchase an aggregate of 440,000 shares of its common stock at $1.65 per share. The options were converted under the terms of the existing stock option plan. Compensation expense of

                               WORLD CALLNET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           (Expressed in U.S. Dollars)



     $362,953 was recognized for these converted options during the year ended September 30, 1999, based on the excess of the fair market value of the stock over the option exercise price.

     The Company also recognized compensation expense of $46,089 for options granted under the Plan to a consulting director in November 1998. Compensation expense was estimated at the date of grant using the Black Scholes pricing model.

     The following is a summary of activity for the stock options granted during the year ended September 30, 1999:

                                                                        Weighted
                                                                        Average
                                                        Number          Exercise
                                                       of Shares         Price
                                                      ----------       ---------
         Outstanding, September 30, 1998                   --          $     --
              Cancelled or expired                     (200,000)            2.50
              Granted                                 2,200,000             1.50
              Exercised                                    --                --
                                                      ----------       ---------
         Outstanding, September 30, 1999              2,000,000        $    1.40
                                                      ==========       =========

     All of the above outstanding options at September 30, 1999 are fully exercisable.

     If not previously exercised, options outstanding at September 30, 1999 will expire as follows:



                                                                        Weighted
                                                                        Average
                                                        Number          Exercise
                                                       of Shares         Price
                                                      ----------       ---------

         November 2001                                  500,000        $    1.50
         June 2002                                    1,060,000             1.25
         September 2002                                 440,000             1.65

     Presented below is a comparison of the weighted average exercise prices and fair values on the measurement date for the stock options granted during the year ended September 30, 1999:


                                                   Number of   Exercise    Fair
                                                     Shares      Price     Value
                                                   ---------   --------  -------
         Exercise price greater than market price    600,000   $  1.50   $  0.92
         Exercise price equal to market price      1,160,000      1.33      0.94
         Exercise less than market price             440,000      1.65      1.92

                               WORLD CALLNET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           (Expressed in U.S. Dollars)



     Pro Forma Stock-Based Compensation Disclosures
     ----------------------------------------------

     As discussed in Note 1, the Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, compensation cost of $362,953 has been recognized for grants of options to directors during the year ended September 30, 1999. Had compensation been determined based on the fair value at the measurement dates for the options granted consistent with methods required by SFAS No. 123, the Company's September 30, 1999 net loss and net loss per share would have been changed to the pro forma amounts indicated below. There was no pro forma effect for September 30, 1998.

     Net loss:
         As reported                                  $ (4,587,408)
         Pro forma                                    $ (6,602,902)

     Net loss per common Share

         As reported                                  $      (0.57)
         Pro forma                                    $      (0.81)

     The estimated fair value of each director option and warrant granted during the year ended September 30, 1999 was estimated on the grant date using the Black Scholes option pricing model with the following weighted average assumptions:

         Expected volatility                             184%
         Risk free interest rate                         6.0%
         Expected dividends                               --
         Expected terms (in years)

8.   STOCKHOLDER MATTERS
     -------------------

     In January 1999, the Company's stockholders approved an increase in the authorized shares to 30,000,000 shares of common stock and 10,000,000 shares of preferred stock. The preferred stock may be issued in series with rights and preferences as designated by the Board of Directors.

9.   RELATED PARTY TRANSACTIONS
     --------------------------

     Certain directors and stockholders of the Company are directors and/or stockholders in other companies with which the Company had the transactions set forth below. Also, see Note 3.

                               WORLD CALLNET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           (Expressed in U.S. Dollars)


o CallNet Plc paid salaries of officers/directors and employees and paid certain other administrative costs of the Company during the period ended September 30, 1998. Such amounts, which totaled $185,486, have been recorded as general and administrative expense.

o Certain intellectual property rights related to e-mail functionality were assigned to the Company in 1998 by Telemail Europe (via the Company's newly formed subsidiary, Overleaf) in exchange for 100 shares of stock. The parties that received the stock also paid the Company a total of $166 for the shares.

o The Company entered into an agreement with CallNet Plc in 1998 in which the Company was to license its system for the business of Internet service provider in the United Kingdom and CallNet Plc was to sub-license such system to other parties.

o The Company acquired CallNet Plc in two steps in fiscal year 1999 as described in Note 3.

10.  COMMITMENTS
     -----------

     The Company has employment agreements with three officers who are also directors. Each of these employment agreements requires an annual salary through September 2001 of approximately $210,000, and provides that if the agreement is terminated by either party during the term of the agreement, the full salary and benefits are required to be paid to the officer until the end of the term of the agreement.

     The Company leases equipment and office facilities under the terms of various non-cancelable rental agreements. Rental expenses from operating leases for the year ended September 30, 1999 and the period from inception through September 30, 1998 was $73,404 and $0, respectively.

     Minimum future lease payments for non-cancelable operating leases for the next five years and thereafter are as follows:

         Years ending September 30,

         2000                                          $    399,000
         2001                                               287,000
         2002                                               122,000
         2003                                                87,000
         2004 and thereafter                                151,000
                                                      -------------
                                                       $  1,046,000
                                                      =============

                               WORLD CALLNET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           (Expressed in U.S. Dollars)



11.  SUBSEQUENT EVENTS
     -----------------

     In January 2000, the Company completed a private placement of 1,350,000 shares of its common stock for proceeds of $ 2,362,500.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         For the information required by Part III, Item 10, see the sections entitled "Proposal One - Election of Directors" and "Compliance with Section 16(a) of the Exchange Act" in the Company's Proxy Statement for its Annual Meeting of Stockholders to be filed with the Commission contemporaneously with this Form 10-KSB, which is incorporated herein by reference.

EXECUTIVE COMPENSATION

         See the information set forth in the sections entitled "Proposal One - Election of Directors - Director Compensation" and "Executive Officer Compensation" in the Company's Proxy Statement for its Annual Meeting of Stockholders, which is incorporated herein by reference.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         See the information set forth in the sections entitled "Share Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for its Annual Meeting of Stockholders, which is incorporated herein by reference.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         See the information set forth in the sections entitled "Certain Transactions with Management" in the Company's Proxy Statement for its Annual Meeting of Stockholders, which is incorporated herein by reference.

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

         10.1 Stock Exchange Agreement, dated as of June 16, 1999 and consummated on September 2, 1999, by and among World CallNet, Inc., Paul Goodman-Simpson, Aaron Goodman-Simpson and Keith Goodyer, which is incorporated by reference herein from
                  Exhibit 3.1 to the  Company's  Form 8-K,  dated  September  2,
                  1999.

         10.2 Stock Exchange Agreement, dated as of June 16, 1999 and consummated on September 2, 1999, by and among World CallNet, Inc. and the parties listed on Exhibit A attached thereto, which is incorporated by reference herein from Exhibit 3.2 to the Company's Form 8-K, dated September 2, 1999.

         10.3 Stock Purchase Agreement, dated as of September 30, 1999, by and among World CallNet, Inc., MailTV Pty Ltd. and Paul Goodman-Simpson, which includes form of Registration Rights Agreement to be issued to MailTV Pty, which is incorporated by reference herein from Exhibit 10.1 to the Company's Form 8-K, dated October 15, 1999.

         10.4     Agreements,  dated  December 15, 1999  and  December 22, 1999,
                  between    World   CallNet,   Inc.,   MailTV  Pty  Ltd.   and
                  Paul Goodman-Simpson, to amend the Stock Purchase Agreement, dated as of September 30, 1999, by and among World CallNet, Inc., MailTV Pty Ltd. and Paul Goodman-Simpson which is incorporated by reference herein from Exhibit 10.2 to the Company's Form 8-K, dated December 22, 1999.

           21 List of all the Company's subsidiaries, the state or other jurisdiction of incorporation, and the names under which such subsidiaries do business.

           27     Financial data schedule.

(b)      Reports on Form 8-K.

         1. A Current Report on Form 8-K was filed with the Commission by the Company on September 17, 1999, to report the acquisition of 100% of CallNet Plc.

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

                                            WORLD CALLNET, INC.
                                            -------------------
                                                (Registrant)


                                            /s/ Paul Goodman Simpson
                                            -------------------------------
                                            Paul Goodman-Simpson, Director,
                                            President and Chief Executive
                                            Officer

                                            Date   January 12, 2000
                                                   ----------------

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 /s/ Aaron Goodman-Simpson                  /s/ Paul Goodman-Simpson
--------------------------------            ------------------------------------
Aaron Goodman-Simpson, Principal            Paul Goodman-Simpson, President,
Financial and Accounting Officer            Chief Executive Officer and Director
And Director

Date   January 12, 2000                     Date   January 12, 2000
       ----------------                            ----------------



 /s/ Keith Goodyer
---------------------------------
Keith Goodyer, Vice President and
Director

Date   January 12, 2000
       ----------------