Form 10QSB
period 1999-12-31
WORLD CALLNET INC
filed 2000-02-22
CIK 1014491

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington. D.C. 20549

                                   FORM 10-QSB

             [X]  QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the three months ended December 31, 1999

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

         As of January 31, 2000 there were 14,821,324 shares of registrant's common stock outstanding.

         Transitional Small Business Disclosure Format (Check One): Yes    No x
                                                                       ---   ---

REGISTRANT'S DISCLAIMER STATEMENT RE: PRIVATE SECURITIES LITIGATION REFORM ACT AND OTHER MATTERS

         The statements in this Report on Form 10-QSB and in other filings by World CallNet, Inc. (the "Company") with the Securities and Exchange Commission, or in press releases issued by the Company that are not based on historical information are considered forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's projections, hopes, expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include, but expectations are not limited to, plans discussed in the Company's Form 10-K for the period ended September 30, 1999, in the section entitled "Description of Business" regarding:
(i) its plans to market its proprietary MailTV products in Europe, North America, South America and Asia Pacific, (ii) its belief that offering free Internet access will capture customers for CallNet Plc, (iii) its statement that other companies engaged in Internet related businesses may be acquired, (iv) its belief that the majority of its future revenues will be derived from MailTV and its ownership of CallNet Plc, which earns a share of telephone toll revenues from companies that provide telephone service to their customers, and (v) the belief that its products and services will appeal to the many segments of the Internet market; its statement in Legal Proceedings that the outcome of any legal proceedings and claims against the Company will not have a material adverse effect on the Company's business, operating results, and financial condition; and statements in Liquidity and Capital Resources regarding (i) the projection that its working capital will be adequate until the end of 2000, (ii) the projection that additional capital from the sale of debt or equity securities will be necessary after the end of year 2000, (iii) the expectation that product development and manufacturing costs will be borne by the Company and business partners, (iv) the estimate of property and/or significant capital equipment expenditures for the next twelve months, (v) the expectation that Internet related revenues derived from its proprietary MailTV products and ownership of CallNet Plc will be the primary source of internal liquidity and sales of products that are designed to facilitate new Internet access will be a secondary source of internal liquidity, and (vi) the anticipation that the year 2000 will not have a material impact on the Company.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Financial information required by Item 301(b) of Regulation S-B can be found on the page following Item 2 below. The financial information contained herein for the three months ended December 31, 1999 is unaudited but includes all adjustments that the Company considers necessary for a fair presentation of the results for such periods. The financial information should be read in conjunction with the financial statements for the year ended September 30, 1999 included in the Company's Annual Report on Form 10-KSB. Operating results for the three months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the entire year ended September 30, 2000.

Item 2. Management's Discussion and Analysis or Plan of Operation.

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

         In December 1998 and April 1999, the Company completed the private placement of $1,150,000 and $550,000, respectively, in bridge notes. In September 1999, the Company completed a private placement of 2,900,000 shares of its common stock to Australian-based MailTV Pty. The agreement obligates MailTV Pty to purchase an additional 11,600,000 shares of common stock under the same terms. In January 2000, the Company completed a private placement of common stock totaling $2,362,500 at $1.75 per share. The Company used $500,000 of the proceeds from the aforementioned placements of common stock to repay notes payable. Notes payable of $1,200,000 due on December 1, 1999 were not paid and the Company is in default for the payment of principal and accrued interest of $30,000 as of December 31, 1999.

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

         The Company has incurred significant net losses since inception which raises substantial doubt about the Company's ability to continue as a going concern. However, with present working capital of approximately $3,000,000 and an additional $8,900,000, which is contracted to be closed by February 29, 2000, the Company estimates it can satisfy its obligations and cash requirements until the end of 2000. To meet its working capital obligations plus research and development cost requirements after the end of 2000, the Company will have to raise additional capital from external sources if cash generated from operations is not sufficient.

          If the additional financing is not successfully completed and if the Company is not able to obtain additional financing arrangements, it may be unable to meet its continuing operational obligations, pursue its basic business strategy, take advantage of new opportunities, develop or enhance existing products, or respond to competitive pressures and financial or marketing hurdles. Such inability could have a materially adverse effect on the business, operating results and financial condition. Moreover, the estimated cost of the proposed expansion of the Company's production and marketing activities is subject to numerous uncertainties, including the problems, expenses, difficulties, complications and delays, many of which are beyond management's control, frequently encountered in connection with the establishment and development of new business activities, and may be affected by the competitive environment in which the Company is operating. Accordingly, there can be no assurance that the Company will complete the proposed expansion of production and marketing activities described herein.

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

RESULTS OF OPERATIONS

         Revenues increased from $34,988 for three months ended December 31, 1998, to $379,210 for the three months ended December 31, 1999, due to increases in licensing fees and telephone toll charges earned under the terms of CallNet Plc's agreements with telecommunications companies.

         General and administrative expenses increased from $454,180 for the three months ended December 31, 1998, to $1,041,376 for the three months ended December 31, 1999. The increase was due to the cost of additional personnel, infrastructure and facilities necessary to meet the growth in the Company's operations. The number of fulltime employees and consultants increased more than 100% since September 30, 1998, as the Company emerged from being in the development stage.

         Interest expense of $5,666 for the three months ended December 31, 1998, was incurred on $300,000 of bridge debt that was completed in November 1998. For the three months ended December 31, 1999, interest expense of $37,639 was incurred for the entire period on $1,200,000 of debt and $500,000 of debt that was repaid in October 1999. Amortization of the discount related to such debt was $195,049 for the three months ended December 31, 1999 and was $3,166 for the three months ended December 31, 1998.

         Depreciation and amortization for the three months ended December 31, 1999, includes $246,450 of amortization of the excess cost over book value of the assets of CallNet Plc, which became a 100% owned subsidiary of the Company in September 1999.

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

         The business of providing Internet access services is new, extremely competitive, rapidly evolving and subject to rapid technological change. World CallNet expects that such competition will intensify significantly in the near future. A number of companies are developing or have introduced devices and technologies to facilitate access to the Internet via a television. Set top boxes and devices are proposed or under development, as well as video game devices that provide Internet access. In addition, manufacturers of television sets have announced plans to introduce Internet access and Web browsing capabilities into their products through set-top boxes.

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

NETWORK CAPACITY AND OPERATIONS

         Rapid growth in subscriber demand may cause the Company and its data communications access providers to experience difficulty at certain times in providing adequate server and network capacity. As a result, subscribers may from time to time encounter difficulty in accessing and using the CallNet service. There can be no assurance that the Company will be able to expand server and network capacity at a rate sufficient to satisfy increasing subscriber demands, and the failure to do so could have a material adverse effect on the Company's business. The Company currently relies on several companies to provide data communications access to its service. Any damage or failure that causes interruptions in operations could have a material adverse effect on the Company's business.

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

RELIANCE ON THIRD PARTIES

         The Company depends substantially upon third parties for several critical elements of its business, including revenue sharing and Internet routing agreements with telecommunications companies and the Company's agreement with Zilog, Inc. pursuant to which Zilog, Inc. has agreed to manufacture and supply MailTV chips to television manufacturers. The Company will outsource the manufacture of its MAILTV retrofit keyboards from an outside manufacturer pursuant to purchase orders placed from time to time, will not carry significant inventories of these keyboards and will have no guaranteed supply arrangements. The Company relies on local telephone companies and other companies to provide data communications capacity via local telecommunications lines and leased long distance lines.

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


                               WORLD CALLNET, INC.

                           CONSOLIDATED BALANCE SHEETS

                           (Expressed in U.S. Dollars)
                             AS OF DECEMBER 31, 1999

                                   (Unaudited)

ASSETS
------

CURRENT ASSETS:
   Cash                                                                  $    690,670
   Trade accounts receivable, no allowance for doubtful accounts              566,496
   Prepaid expenses                                                              --
   Stock subscription receivable                                              132,097
                                                                         ------------
          Total current assets                                              1,389,263
                                                                         ------------

   Investment in marketable equity securities                                 565,406
   Furniture and fixtures, at cost                                            298,130
   Goodwill, net of accumulated amortization of $328,600                    4,596,689
   Other intangible assets, net of accumulated amortization of $66,586        212,193
   Bonds, deposits and other assets                                            69,438
                                                                         ------------
           Total other assets                                               5,741,856
                                                                         ------------
                 Total assets                                            $  7,131,119
                                                                         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
    Notes payable                                                        $  1,200,000
   Accounts payable and accrued expenses                                    2,131,872
                                                                         ------------
           Total current liabilities                                        3,331,872
                                                                         ------------
COMMITMENTS (Note 7)

STOCKHOLDERS' EQUITY:
   Preferred stock, $0.001 par value; 10,000,000 shares
      authorized, no shares issued or outstanding                               --
   Common stock,  $0.001 par value; 30,000,000 shares authorized:
      13,471,324 shares issued and 12,971,324 shares outstanding               13,472
   Additional paid-in capital                                              10,826,972
   Accumulated deficit                                                     (6,518,721)
   Treasury stock, 500,000 shares, at cost                                   (522,476)
                                                                         ------------
            Total stockholders' equity                                      3,799,247
                                                                         ------------
            Total liabilities and stockholders' equity                   $  7,131,119
                                                                         ============






              See accompanying notes to these financial statements.

                               WORLD CALLNET, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                           (Expressed in U.S. Dollars)
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1999

                                   (Unaudited)

                                              1999            1998
                                         ------------    ------------
REVENUES                                 $    379,210    $     34,988


COSTS AND EXPENSES:
 Production and development                   379,032           --
 General and administrative                 1,041,376         454,180
 Interest expense                              37,639           5,666
 Depreciation and amortization                468,908             325
                                         ------------    ------------
                                            1,926,955         460,171
                                         ------------    ------------

NET LOSS                                 $ (1,547,745)   $   (425,183)
                                         ============    ============

NET LOSS PER SHARE (basic and diluted)   $       (.12)   $       (.06)
                                         ============    ============

WEIGHTED AVERAGE SHARES                    12,971,893       7,245,043
                                         ============    ============
























              See accompanying notes to these financial statements.


                               WORLD CALLNET, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                           (Expressed in U.S. Dollars)
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1999

                                   (Unaudited)


                                                                                          Additional
                                     Common Stock                 Treasury Stock            Paid-In     Accumulated
                                 Shares          Amount        Shares       Amount          Capital       Deficit       Total
                                -----------   -----------   -----------   -----------    -----------   ------------   -----------

Balance September 30, 1999       13,471,324        13,442       500,000   $  (522,476)   $10,737,002   $(4,970,976)   $ 5,256,992

Issuance of common stock for
services                             30,000            30          --            --           89,970          --           90,000

Net loss for the period                --            --            --            --             --      (1,547,745)    (1,547,745)

Balance December 31, 1999        13,471,324   $    13,472       500,000   $  (522,476)   $10,826,972   $(6,518,721)   $ 3,799,247
                                ===========   ===========   ===========   ===========    ===========   ===========    ===========
















              See accompanying notes to these financial statements.


                               WORLD CALLNET, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                           (Expressed in U.S. Dollars)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

                                   (Unaudited)

                                                                         1999          1998
                                                                    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                         $(1,547,745)   $  (432,015)
   Depreciation and amortization expense                                273,859           --
   Amortization of debt issuance costs                                  195,049          3,166
   Decrease in receivables                                            1,214,494           --
   Decrease in prepaid expenses                                          99,159           --
   Decrease in bonds, deposits and other assets                         149,381           --
   Increase in accounts payable and accrued expenses                    638,285          2,500
    Other                                                                66,369          1,436
                                                                    -----------    -----------
               Net cash used by operating activities                  1,088,851       (424,588)
                                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase furniture and fixtures                                    (112,424)          --
                                                                    -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from short-term indebtedness, net of financing costs           --          334,838
   Repayment of short-term indebtedness                                (500,000)          --
   Cash received in common stock issuances                                 --          167,560
   Decrease in amount due from affiliate                                   --           10,486
                                                                    -----------    -----------
                                                                        500,000        512,884
                                                                    -----------    -----------

NET INCREASE IN CASH                                                    476,427         87,971

CASH, beginning of period                                               214,243          1,995

CASH, end of period                                                 $   690,670    $    89,966
                                                                    ===========    ===========

NON CASH TRANSACTIONS:
   Purchase of net assets in reverse acquisition for common stock          --           14,872
   Issuance of common stock for services                                 90,000           --
                                                                    -----------    -----------
                                                                    $    90,000    $    14,872
                                                                    ===========    ===========










              See accompanying notes to these financial statements.

                              WORLD CALLNET, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                           Expressed in U.S. Dollars



1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------------

     Organization and Nature of Operations
     -------------------------------------
     World CallNet, Inc. (the "Company") is incorporated in the United Kingdom. The Company is primarily engaged in developing proprietary Internet devices and software applications, developing commercial Internet websites and operating a pay-as-you-go Internet service provider. Primarily all of the Company's operations and customers are located in the United Kingdom as of December 31, 1999.

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

     Investment in Marketable Securities
     -----------------------------------

     The Company's marketable securities at December 31, 1999 consist of equity securities classified as available-for-sale. Available-for-sale securities are carried at estimated market value and unrealized holding gains and losses are reported in other comprehensive income. At December 31, 1999, there was no unrealized gain or loss in these securities.

     Foreign Currency Translation
     ----------------------------

     The Company  conducts  its  operations  and  maintains  its accounts in its functional currency of British pounds. The accompanying financial statements are converted into U.S. dollars for the convenience of the users at the prevailing exchange rate of (pound)1.00 to $1.6165 at December 31, 1999.

                               WORLD CALLNET, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                            Expressed in U.S. Dollars

     Loss Per Share
     --------------

     Basic loss per share is computed based on the weighted average number of shares outstanding during the period. Diluted loss per share takes common stock equivalent shares (such as options, warrants and convertible securities) into consideration. However, common stock equivalent shares are not considered when their effect would be anti-dilutive. At December 31, 1999, the Company had outstanding options for 2,000,000 shares of common stock and outstanding warrants for 2,145,000 shares of common stock, which are not included in the dilutive calculation as the effect would be anti-dilutive.

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

     Long-Lived Assets
     -----------------

     The Company's policy is to periodically review the net realizable value of its long-lived assets, including goodwill, through an assessment of the estimated future cash flows related to such assets. In the event that assets are found to be carried at amounts in excess of estimated undiscounted future cash flows, then the assets will be adjusted for impairment to a level commensurate with the estimated fair value of the underlying assets. Based upon its most recent analysis, the Company believes no impairment of long-lived assets exists at December 31, 1999.

                               WORLD CALLNET, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                            Expressed in U.S. Dollars

     Goodwill
     --------

     Goodwill represents the cost of acquired businesses in excess of their identifiable net assets and is amortized by the straight-line method over five years. The Company recorded amortization of goodwill of $246,450 and $0 for the three months ended December 31, 1999 and 1998.

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

2.   CONTINUED OPERATIONS
     --------------------

     The Company has incurred significant losses through December 31, 1999. In addition, the Company will require significant additional capital to fully implement its business plan. These factors raise substantial doubt about the Company's ability to continue as a going concern. Since January 23, 1998 (date of inception), the Company completed various debt placements and private placements of common stock, in which it raised net proceeds totaling approximately $6,700,000; including a private placement of securities in January 2000 of $2,362,000. Management also intends to attempt to raise additional capital in the near term. Management believes these actions will permit the Company to implement its business plan and attain profitable operations to allow the Company to continue as a going concern.

                               WORLD CALLNET, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                            Expressed in U.S. Dollars

3.   ACQUISITION
     -----------

     Acquisition of CallNet Plc
     --------------------------

     On October 9, 1998, the Company acquired a 15% interest in CallNet Plc in exchange for 500,000 newly issued shares of common stock, which were recorded at their estimated value of $500,000. On September 2, 1999, the Company acquired the remaining 85% interest in exchange for 2,544,560 newly issued shares of common stock, which were recorded at their estimated value of $4,450,436. The Company accounted for its investment under the equity method until September 2, 1999 and applied the purchase method and consolidated CallNet Plc thereafter. The accompanying consolidated statement of operations for the three months ended December 31, 1999 includes operations of CallNet Plc for the entire period.

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

4.   TRANSACTION WITH MAILTV
     -----------------------

     In September 1999, the Company entered into an agreement with MailTV Pty Ltd. ("MailTV"), an Australian company, in which MailTV is to acquire 14,500,000 shares of the Company's common stock in two phases. The first phase involved the Company exchanging 2,900,000 shares of its common stock for $2,718,750 in cash and 453,125 shares of KeyClub.net, a publicly traded company affiliated with MailTV. This phase closed on September 30, 1999, although $1,765,530 of the cash was received after closing and recorded as stock subscription receivable in the September 30, 1999 balance sheet. The stock of KeyClub.net was recorded by the Company at its estimated market value of $565,406. The second phase is to involve the Company exchanging 11,600,000 shares of its common stock for $10,875,000 in cash and 1,812,500 shares of KeyClub.net. This phase was set to close on December 31, 1999, but was extended in December 1999 to February 29, 2000.

5.   NOTES PAYABLE
     -------------

     At December 31, 1999, the Company had notes payable of $1,200,000 which bear interest at 10% and $850,000 of the notes are collateralized by the Company's shares of Cherokee Leisure Plc., which is a bankrupt entity at December 31, 1999. The principal was due in full on December 1,1999 and the Company is in default for nonpayment of principal and $30,000 of accrued interest as of December 31, 1999.

                               WORLD CALLNET, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                            Expressed in U.S. Dollars


     The Company issued 1,675,000 stock purchase warrants to the note holders at the time the notes payable were incurred. These Company has valued these stock purchase warrants using the Black Scholes options pricing model and allocated $1,374,791 to stockholders' equity based on the relative fair market values of the warrants and the notes payable. The value of the stock purchase warrants has been treated as a discount to notes payable. Amortization of discount was $195,049 and $0 for the three months ended December 31, 1999 and 1998, respectively.

6.   STOCK-BASED COMPENSATION
     ------------------------

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

     In November 1998, March 1999 and June 1999, the Company granted options to its key directors to purchase shares of common stock pursuant to the Plan. The options were granted at exercise prices ranging from $1.25 per share to $3.50 per share and expire three years from the date of the grant. At December 31, 1999 there were 2,000,000 options outstanding, all of which are fully exercisable.

     If not previously exercised, options outstanding at December 31, 1999 will expire as follows:

                                                                        Weighted
                                                                         Average
                                                          Number        Exercise
                                                         of Shares       Price
                                                         ---------      --------

         November 2001                                     500,000       $ 1.50
         June 2002                                       1,060,000         1.25
         September 2002                                    440,000         1.65

                               WORLD CALLNET, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                            Expressed in U.S. Dollars


     Pro Forma Stock-Based Compensation Disclosures
     ----------------------------------------------
     As discussed in Note 1, the Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options. During the three months ended December 31, 1999, the Company made no grants of stock options to employees and accordingly no compensation cost has been recognized for the period.

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

     The Company leases equipment and office facilities under the terms of various non-cancelable rental agreements. Minimum future lease payments for non-cancelable operating leases for the next five years and thereafter are as follows:

         Years ending September 30,
         --------------------------
         2000                                        $    399,000
         2001                                             287,000
         2002                                             122,000
         2003                                              87,000
         2004 and thereafter                              151,000
                                                     ------------
                                                     $  1,046,000
                                                     ============

8.   SUBSEQUENT EVENTS
     -----------------

     In January 2000, the Company completed a private placement of 1,350,000 shares of its common stock for proceeds of $ 2,362,500.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         Not applicable.

Item 2.  Changes in Securities.

         Not Applicable

Item 3.  Defaults on Senior Securities.

         On December 1, 1999, $1,200,00 in principal of notes payable and $20,000 of accrued interest was due and the Company is in default for nonpayment. Additional interest accrues at $10,000 per month until the principal has been repaid. The Company has no other outstanding debt arrangements and the Company believes this default has not had any effect on any other of its agreements.

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

         27.1     Financial Data Schedule.

(b)      Reports on Form 8-K.

     1. A Current Report on Form 8-K was filed with the Commission by the Company on October 14, 1999, to report the sale of 2,900,000 shares of common stock to MailTV Pty for $2,718,750 in cash and 453,125 shares of KeyClub.net, a publicly traded company affiliated with MailTV Pty.

     2. A Current Report on Form 8-K/A was filed with the Commission by the Company on October 15, 1999, to amend the Company's October 14, 1999 Report on Form 8-K.

     3. A Current Report on Form 8-K/A was filed with the Commission by the Company on November 16, 1999, to report certain pro forma financial information regarding the Company's acquisition of 100% of CallNet Plc.

     4. A Current Report on Form 8-K/A was filed with the Commission by the Company on December 27, 1999, to report modifications of the terms of the Company's agreement with MailTV Pty.

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

                                                Date: February 21, 2000


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

                                                Date: February 21, 2000