Form 10QSB
period 2000-03-31
WORLD CALLNET INC
filed 2000-05-22
CIK 1014491

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington. D.C. 20549

                                   FORM 10-QSB

                  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the six months ended March 31, 2000

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

         As of May 10, 2000 there were 18,169,304 shares of registrant's common stock outstanding.

         Transitional Small Business Disclosure Format (Check One):  Yes   No X
                                                                        ---  ---

REGISTRANT'S DISCLAIMER STATEMENT RE: PRIVATE SECURITIES LITIGATION REFORM ACT AND OTHER MATTERS

         The statements in this Report on Form 10-QSB and in other filings by World CallNet, Inc. (the "Company") with the Securities and Exchange Commission, or in press releases issued by the Company that are not based on historical information are considered forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's projections, hopes, expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include, but are not limited to, plans discussed in the Company's Form 10-K for the period ended September 30, 1999, in the section entitled "Description of Business" regarding: (i) its plans to market its proprietary MailTV products in Europe, North America, South America and Asia Pacific, (ii) its belief that offering free Internet access will capture customers for CallNet Plc, (iii) its statement that other companies engaged in Internet related businesses may be acquired, (iv) its belief that the majority of its future revenues will be derived from MailTV and its ownership of CallNet Plc, which earns a share of telephone toll revenues from companies that provide telephone service to their customers, and (v) the belief that its products and services will appeal to the many segments of the Internet market; its statement in Legal Proceedings that the outcome of any legal proceedings and claims against the Company will not have a material adverse effect on the Company's business, operating results, and financial condition; and statements in Liquidity and Capital Resources regarding (i) the projection that its working capital will be adequate until the end of 2000, (ii) the projection that additional capital from the sale of debt or equity securities will be necessary after the end of year 2000, (iii) the expectation that product development and manufacturing costs will be borne by the Company and business partners, (iv) the estimate of property and/or significant capital equipment expenditures for the next twelve months, (v) the expectation that Internet related revenues derived from its proprietary MailTV products and ownership of CallNet Plc will be the primary source of internal liquidity and sales of products that are designed to facilitate new Internet access will be a secondary source of internal liquidity, and (vi) the anticipation that the year 2000 will not have a material impact on the Company.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Financial information required by Item 301(b) of Regulation S-B can be found on the pages following Item 2 below. The financial information contained herein for the six months ended March 31, 2000 is unaudited but includes all adjustments that the Company considers necessary for a fair presentation of the results for such periods. The financial information should be read in conjunction with the financial statements for the year ended September 30, 1999 included in the Company's Annual Report on Form 10-KSB. Operating results for the six months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the entire year ended September 30, 2000.

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

In September 1999, the Company entered into an agreement with Australian-based MailTV Pty to sell up to 14,500,000 shares of its common stock for cash and equity ownership in MailTV Pty. Sales of the Company's common stock to MailTV Pty were completed on January 31, 2000. The Company received a total of $3,884,920 and 653,125 shares of KeyClub.net, the parent company of MailTV Pty, in consideration for 4,143,915 shares of the Company's common stock. Due to operational disputes with MailTV Pty it is uncertain whether any additional sales of common stock will be completed pursuant to the agreement.

In January 2000, the Company completed a private placement of common stock totaling $2,362,500 at $1.75 per share. The Company also completed in April 2000, a private placement of common stock totaling $3,981,112 at $4 per share.

         Approximately $573,000 of the proceeds from the aforementioned sales of common stock was used to repay bridge notes payable and accrued interest. On March 31, 2000, the remaining outstanding bridge notes payable of $1,137,500 plus accrued interest of $57,500 were repaid in exchange for 891,787 shares of the Company's common stock. The transaction included the exercise of 487,500 stock purchase warrants at $1 per share, with the remaining $707,500 of principal and accrued interest exchanged for common stock at $1.75 per share.

         The Company's plan of operation for the next twelve months includes the ongoing operation of its Internet service and the continued development and marketing of its proprietary Internet products such as MailTV. The Company will require substantial capital to implement its business plan. It is expected that costs of product development and manufacturing of its products will be borne by the Company and business partners such as Zilog, OEM television manufacturers and other third parties seeking to generate new technologies and MailTV applications developed by the Company.

         The Company has incurred significant net losses since inception, which raises substantial doubt about the Company's ability to continue as a going concern. However, with present working capital of approximately $2,900,000, the Company estimates it can satisfy its obligations and cash requirements until the end of 2000. To meet its working capital obligations plus research and development cost requirements after the end of 2000, the Company will have to raise additional capital from external sources if cash generated from operations is not sufficient.

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

         The Company has implemented certain changes, as necessary, to its information systems and accordingly does not anticipate any material year 2000 issues from its own systems, programs or from any of its products. The impact of such issues on the Company's suppliers, customers, vendors and financial service organizations is not expected to have an adverse effect on the Company.

RESULTS OF OPERATIONS

         Revenues increased from $118,477 for the six months ended March 31, 1999, to $933,540 for the six months ended March 31, 2000, due to increases in licensing fees and telephone toll charges earned under the terms of CallNet Plc's agreements with telecommunications companies.

         However, the production and development costs attributable to revenues for the six months ended March 31, 2000 totaled $1,875,855. CallNet Plc's agreement with North American Gateway ("NAG") required NAG to pay interconnect charges for telephone usage by CallNet internet customers and earn CallNet Plc rebates and discounts for long distance calls made through NAG's network. NAG breached its contract with CallNet Plc by not paying interconnect charges for CallNet Plc's customers telephone usage and failed to remit any rebates or fees earned for long distance calls placed by its customers through NAG's network. This adversely affected revenues and related costs for the six months ended March 31, 2000. In February 2000, dialers were provided to all Internet subscribers, which enables CallNet Plc to bill its customers for long distance telephone charges, while providing completely free Internet access.

         General and administrative expenses increased from $918,459 for the six months ended March 31, 1999, to $3,040,719 for the six months ended March 31, 2000. The increase was due to the cost of additional personnel, infrastructure and facilities necessary to meet the growth in the Company's operations. Since the launching of CallNet 0800 free Internet access in October 1999, the Company has added additional fulltime employees in response to the significant growth in new subscribers.

         Interest expense (before amortization of discount) for the six months ended March 31, 2000 decreased when compared to the six months ended March 31, 1999 due to the repayment of bridge notes commencing in October 1999. Amortization of the remaining discount related to such debt was $195,049 for the six months ended March 31, 2000 and was $43,637 for the six months ended March 31, 1999. The discount related to the value, as calculated using the Black Scholes options pricing model, of stock purchase warrants issued in connection with the bridge notes.

         Depreciation and amortization for the six months ended March 31, 2000, is primarily composed of approximately $500,000 of amortization of the excess cost over book value of the assets of CallNet Plc, which became a 100% owned subsidiary of the Company in September 1999.

CAUTIONARY FACTORS

         The success of the Company's plan of operation may be adversely affected by several principal factors.

NEED FOR ADDITIONAL CAPITAL

         The Company needs a substantial amount of capital to achieve the objectives in its business plan. Conditions in financial markets influence investors' attitudes and willingness to invest in a particular industry issuer or type of security. If the Company is unable to obtain additional capital through private or public placement of its debt or equity securities, asset based or bank financing, or through ventures with industry partners, its ability to achieve its business objectives could be substantially impaired.

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

         Personal computer manufacturers are introducing Personal Communications Systems that offer full-fledged television viewing combined with Internet access. Operators of cable television systems also plan to offer Internet access in conjunction with cable service. World CallNet also competes with Internet service providers and commercial online services. There can be no assurance that World CallNet's competitors will not develop Internet access products and services that are superior to, and priced competitively with those of World CallNet, thereby achieving greater market acceptance than MailTV. Many of World CallNet's competitors, as well as potential competitors, have longer operating histories, greater name recognition, larger installed customer bases and significantly greater financial, technical and marketing resources than World CallNet.

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

SEASONALITY

         Subscriber acquisition is expected to be highest in the second and third calendar quarters, when sales of new computers and computer software are highest due to the holiday season. Customer usage is expected to be lower in the summer months due largely to extended day light hours and competing outdoor leisure activities.

MANAGING A RAPIDLY GROWING AND CHANGING BUSINESS

         The Company continues to experience major changes in its operations resulting from rapid expansion of its business and other factors, which have placed significant demands on its administrative, operational and financial resources. The Company's future performance will depend in part on its ability to manage its growth and to adapt its administrative, operational and financial control systems to the needs of the expanded entity. The failure of management to anticipate, respond to and manage changing business conditions could have a material adverse effect on the Company's business and results of operations.

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



                               WORLD CALLNET, INC.
                           CONSOLIDATED BALANCE SHEET

                           (Expressed in U.S. Dollars)
                              AS OF MARCH 31, 2000

                                   (Unaudited)

ASSETS
------

CURRENT ASSETS:
   Cash                                                              $  5,009,655
   Trade accounts receivable, no allowance for doubtful accounts          657,446
                                                                     ------------
                                                                        5,667,101
          Total current assets

   Investment in marketable equity securities                             326,563
   Furniture and fixtures, at cost                                        287,843
   Goodwill, net of accumulated amortization of $575,050                4,248,015
   Other intangible assets, net                                           179,186
   Bonds, deposits and other assets                                       422,950
                                                                     ------------
           Total other assets                                           5,464,957

                 Total assets                                        $ 11,131,658
                                                                     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
    Notes payable                                                    $     12,500
   Accounts payable and accrued expenses                                2,689,825
                                                                     ------------
           Total current liabilities                                    2,702,325

STOCKHOLDERS' EQUITY:
    Preferred stock,  $0.001 par value;  10,000,000 shares
    Common stock, $0.001 par value; 100,000,000 shares authorized:
    17,117,595 shares issued and 16,617,595 shares outstanding             17,117
   Common stock subscribed                                              3,405,088
   Additional paid-in capital                                          15,687,396
   Accumulated deficit                                                 (9,770,989)
   Treasury stock, 500,000 shares, at cost                               (507,936)
   Valuation allowance for investment securities                         (401,343)
                                                                     ------------
            Total stockholders' equity                                  8,429,333

            Total liabilities and stockholders' equity               $ 11,131,658
                                                                     ============






              See accompanying notes to these financial statements.



                               WORLD CALLNET, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                           (Expressed in U.S. Dollars)
           FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2000 AND 1999

                                   (Unaudited)

                                               Three Months Ended               Six Months Ended
                                                   March 31,                     March 31,
                                             2000              1999           2000           1999
                                             ----              ----           ----           ----


REVENUES                                 $    554,330    $     83,204    $    933,450    $    118,477

COSTS AND EXPENSES:
                                            3,806,914         526,494       5,733,869         986,665
                                         ------------    ------------    ------------    ------------

NET LOSS                                 $ (3,252,584)   $   (443,290)   $ (4,800,329)   $   (868,188)
                                         ============    ============    ============    ============

NET LOSS PER SHARE (basic and diluted)   $       (.23)   $       (.06)   $       (.35)   $       (.12)
                                         ============    ============    ============    ============

WEIGHTED AVERAGE SHARES                    14,216,165       7,325,377      13,590,629       7,245,043
                                         ============    ============    ============    ============



















              See accompanying notes to these financial statements.





                      CONSOLIDATED STATEMENT OF CASH FLOWS

                           (Expressed in U.S. Dollars)
                FOR THE SIX MONTHS ENDED MARCH 31, 2000 AND 1999

                                   (Unaudited)

                                                                        2000           1999

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                         $(4,800,329)   $  (868,188)
   Depreciation and amortization expense                                564,704          1,900
   Amortization of debt issuance costs                                  195,049         43,637
   Issuance of common stock for services                                 90,000
   Increase in receivables                                             (509,889)      (512,593)
   Decrease in prepaid expenses                                          99,159           --
   Increase in bonds, deposits and other assets                        (204,131)          --
   Increase in accounts payable and accrued expenses                  1,196,238        201,829
    Other                                                               (15,115)        25,986

               Net cash used by operating activities                 (3,384,314)    (1,107,427)
                                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase furniture and fixtures                                    (145,951)       (66,053)
                                                                    -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from short-term indebtedness, net of financing costs           --        1,092,500
   Repayment of short-term indebtedness                                (550,000)          --
   Cash received in common stock issuances and subscriptions          8,875,677        167,560
                                                                    -----------    -----------
                                                                      8,325,677        512,884

NET INCREASE IN CASH                                                  4,795,412         86,580

CASH, beginning of period                                               214,243          1,995
                                                                    -----------    -----------
CASH, end of period                                                 $ 5,009,655    $    88,575
                                                                    ===========    ===========

NON CASH TRANSACTIONS:
   Purchase of net assets in reverse acquisition for common stock          --           14,872
   Acquisition of CallNet Plc shares for common stock                      --          500,000
   Repayment of notes payable with common stock                       1,137,500
                                                                                   -----------
                                                                    $ 1,137,500    $   514,872
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

                               WORLD CALLNET, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            Expressed in U.S. Dollars

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------------

     Organization and Nature of Operations
     -------------------------------------

     World CallNet, Inc. (the "Company") is incorporated in the United Kingdom. The Company is primarily engaged in developing proprietary Internet devices and software applications, developing commercial Internet websites and operating a pay-as-you-go Internet service provider. Primarily all of the Company's operations and customers are located in the United Kingdom as of March 31, 2000.

     Unaudited Information
     ---------------------

     The consolidated balance as of March 31, 2000 and the consolidated statements of operations for the three and six month periods ended March 31, 2000 and 1999 were taken from the Company's books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring accruals) which are necessary to properly reflect the consolidated financial position of the Company as of March 31, 2000 and the results of operations for the three and six months ended March 31, 2000 and 1999.

     The accompanying financial statements include the accounts of the Company and its two wholly owned subsidiaries, CallNet Plc and Overleaf Systems, Limited ("Overleaf"). Overleaf has been inactive to date. All significant balances and transactions have been eliminated in consolidation. The foregoing notes to these financial statements include only the information regarding transactions and events that occurred during the six months ended March 31, 2000. These notes should be read in conjunction with the notes to the audited September 30, 1999 financial statements.

2.   TRANSACTION WITH MAILTV
     -----------------------

     In September 1999, the Company entered into an agreement with MailTV Pty Ltd. ("MailTV"), an Australian company, in which MailTV is to acquire 14,500,000 shares of the Company's common stock in two phases. The first phase involved the Company exchanging 2,900,000 shares of its common stock for $2,718,750 in cash and 453,125 shares of KeyClub.net, a publicly traded company affiliated with MailTV. This phase closed on September 30, 1999, although $1,765,530 of the cash was received in installments that were completed in January 2000.

                               WORLD CALLNET, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            Expressed in U.S. Dollars

     The second phase ended on January 31, 2000, with the Company exchanging 1,243,915 shares of its common stock for $1,166,170 in cash and 200,000 shares of KeyClub.net. As a result of KeyClub.net losing its trading privileges on the OTC Bulletin Board, the Company has provided a valuation allowance of $401,343 on its investment in KeyClub.net shares. The valuation allowance reflects an adjustment to the carrying value of the KeyClub.net shares to equal $.50 per share. Management does not currently believe the reduction in value is permanent in nature and has recorded it as a component of stockholders' equity.

     Due to operational disputes and mutual defaults under the terms of the agreement with MailTV Pty, the Company is uncertain whether any additional exchanges will be consummated with MailTV Pty.

3.   NOTES PAYABLE
     -------------

     In October and December 1999, the Company repaid in cash $550,000 of notes payable, plus accrued interest to three note holders. On March 31, 2000, $1,137,500 of the remaining $1,150,000 notes payable, plus accrued interest of $57,500 was repaid through the issuance of the Company's common stock to the note holders. Stock purchase warrants covering 487,500 shares of the Company's common stock were exercised at $1.00 per share and remaining principal and accrued interest was repaid through the issuance of common stock at $1.75 per share. A total of 891,787 shares of the Company's common stock were issued in the exchange and warrant exercises by the note holders. At March 31, 2000, $12,500 of notes payable remained outstanding and were repaid in cash during April 2000. As of March 31, 2000, 1,187,500 stock purchase warrants remained outstanding.

4.   STOCKHOLDERS' EQUITY
     --------------------

     In January 2000, the Company completed a private placement of 1,350,000 shares of its common stock for total proceeds of $ 2,362,500. In connection with the placement, the Company paid a cash commission of $37,100 and issued 150,000 shares of its common stock.

     On February 24, 2000, the Company's stockholders approved the following proposals:

         o An amendment to the Company's Stock Option Plan to increase the number of shares to be issued under such plan from 1,000,000 to 3,000,000.

         o An amendment to the Company's Second Amended and Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 30,000,000 to 100,000,000.

5.   SUBSEQUENT EVENT
     ----------------

     On April 19, 2000, the Company completed the private placement of $3,981,112 of its common stock at $4.00 per share. In connection with the offering, the Company paid a cash commission of $112,500 and issued 28,125 shares of its common stock. At March 31, 2000, the Company had received $3,405,088 in cash stock subscriptions and has included such amount as common stock subscribed in the accompanying balance sheet at March 31, 2000.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable.

Item 2.  Changes in Securities.

Not Applicable

Item 3.  Defaults on Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

On February 24, 2000, the Company held its annual meeting of stockholders. The Company's stockholders were submitted and approved the following proposals:

1) To elect three directors to the Company's Board of Directors, each to hold office until his successor is elected and qualified or until his earlier resignation or removal.

2) To approve an amendment to the Company's Stock Option Plan to increase the number of shares to be issued under such plan from 1,000,000 to 3,000,000.

3) To approve an amendment to the Company's Second Amended and Restated Certificate of Incorporation to increase its authorized number of shares of common stock from 30,000,000 shares to 100,000,000 shares.

4) To ratify the appointment of Hein + Associates, L.L.P. as the Company's independent auditors for the fiscal year ending September 30, 2000.

The results of the vote of the stockholders with respect to these matters were as follows:

                                                           Abstain/   Broker
                                For         Against       Withheld    No-Votes

Election of Directors:

Paul Goodman-Simpson        11,590,159        1,000         5,433         -

Aaron Goodman-Simpson       11,590,159        1,000         5,433         -

Keith Goodyer               11,590,159        1,000         5,433         -

                                                           Abstain/   Broker
                                For         Against       Withheld    No-Votes


To amend the Company's
Stock Option Plan for an
increase of number of
shares from 1,000,000
to 3,000,000                10,158,000       17,820        52,746     1,438,592

To amend the Company's
Second Amended and
Restated Certificate of
Incorporation to increase
the authorized number of
common stock from
30,000,000 to 100,000,000   11,596,592       21,233       45,646          -

To ratify the appointment
Of Hein + Associates, LLP
as independent auditors for
the fiscal year ending on
September 30, 2000          11,596,592        5,300        2,265          -



Item 5.  Other Information.

Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

(a)      Exhibits.

3.1 Certificate of Amendment to the Certificate of Incorporation of the Company, which is incorporated by reference herein from Exhibit 3.1 to the Company's Form 8-K, dated January 5, 1999.

3.2 Amendment to Second Amended and Restated Certificate of Incorporation, dated February __, 2000.

3.2      By-laws of the Company,  which are  incorporated by reference herein as
         Exhibit 3(ii) to Form 10 filed on March 26, 1997.

10.1     Amended 1998 Stock Option Plan.

27.1     Financial Data Schedule.

(b)      Reports on Form 8-K.

         A Current Report on Form 8-K was filed with the Commission by the Company on February 15, 2000, to report the amendment of the agreement with MailTV Pty to provide an extension of time for MailTV Pty to complete its funding obligations until February 29, 2000. The Company also reported that outstanding promissory notes in the principal amount of $1,150,000 were past due.

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

                                               Date: May 22, 2000


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

                                               Date: May 22, 2000