Form 10QSB
period 2000-06-30
WORLD CALLNET INC
filed 2000-08-21
CIK 1014491

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington. D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the nine months ended June 30, 2000

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

     As of August 10, 2000 there were 17,671,304 shares of registrant's common stock outstanding.

     Transitional Small Business Disclosure Format (Check One):  Yes    No X
                                                                    ---   ---

REGISTRANT'S DISCLAIMER STATEMENT RE: PRIVATE SECURITIES LITIGATION REFORM ACT AND OTHER MATTERS

         The statements in this Report on Form 10-QSB and in other filings by World CallNet, Inc. (the "Company") with the Securities and Exchange Commission, or in press releases issued by the Company that are not based on historical information  are  considered  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's projections, hopes, expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include, but are not limited to, plans discussed in the Company's Form 10-K for the period ended September 30, 1999, in the section entitled "Description of Business" regarding: (i) its plans to market its proprietary MailTV products in Europe, North America, South America and Asia Pacific, (ii) its belief that offering free Internet access will capture customers for CallNet Plc, (iii) its statement that other companies engaged in Internet related businesses may be acquired, (iv) its belief that the majority of its future revenues will be derived from MailTV and its ownership of CallNet Plc, which earns a share of telephone toll revenues from companies that provide telephone service to their customers, and (v) the belief that its products and services will appeal to the many segments of the Internet market; its statement in Legal Proceedings that the outcome of any legal proceedings and claims against the Company will not have a material adverse effect on the Company's business, operating results, and financial condition; and statements in Liquidity and Capital Resources regarding (i) the statement that the Company has a working capital deficit and has generated significant operating losses to date, (ii) the projection that additional capital from additional placements of bridge notes, the sale of debt or equity securities, the entering into of other financial instruments, the sale or joint venturing of assets or businesses to fund operating expenses will be necessary for the Company to survive financially, (iii) the expectation that product development and manufacturing costs will be borne by the Company and business partners, (iv) the estimate of property and/or significant capital equipment expenditures for the next twelve months, (v) the expectation that Internet related revenues derived from its proprietary MailTV products and ownership of CallNet Plc will be the primary source of internal liquidity and sales of products that are designed to facilitate new Internet access will be a secondary source of internal liquidity, and (vi) the anticipation that the year 2000 will not have a material impact on the Company.


         On August 1, 2000 Shareholders representing in excess of 50% of the Company's voting stock by Action without Meeting, and in accordance with Section 228 of the Delaware Corporations Code and Section 11 of Article II of the By-laws of the Corporation, removed the Company's executive Directors and appointed a new executive board. The Company therefore advises that the statements in the previous paragraph are those of previous management and until the Company's newly elected board has had sufficient time to review the Company's operations and affairs the current Management is not in any position to comment on any prior forward-looking statement or claim previously made by the Company or its past Management.

         It is possible that the Company's projections, hopes, expectations, intentions, beliefs, plans or strategies regarding the future and hopes outlined above may not be achieved due to factors and circumstances discussed elsewhere in this Form 10-QSB. See Part 1, Item 2, "Management's Discussion and Analysis or Plan of Operation."

     World CallNet, Inc. is not affiliated with, sponsored by or endorsed by any of the following companies who have similar trade names, trademarks or service marks: Worldcall Communications International, Inc.; Computer Calling Technologies, Inc.; AT&T Corp.; Worldnet Communications, Inc.; Luckman Interactive, Inc.; Allnet Communications Services, Inc.; West Coast Telecommunications, Inc.; WCN Ltd.; and Worldnet Communications, Inc.


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

     Financial information required by Item 301(b) of Regulation S-B can be found on the pages following Item 2 below. The financial information contained herein for the nine months ended June 30, 2000 is unaudited but includes all adjustments that the Company considers necessary for a fair presentation of the results for such periods. The financial information should be read in conjunction with the financial statements for the year ended September 30, 1999 included in the Company's Annual Report on Form 10-KSB. Operating results for the nine months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the entire year ended September 30, 2000.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Since incorporation in January 1998, the Company has been involved primarily in capital formation activities, refinement of its business strategy and development of relationships with industry partners. The Company's principal external source of capital for developing its products and services has been proceeds from bridge debt financing and the private placement of common stock. It is the view of the current Company Board, since appointment two weeks ago and on a limited corporate review to date, that additional placements of bridge notes, the sale of equity securities, the entering into of other financial instruments, the sale or joint venturing of assets or businesses to fund operating expenses will be necessary for the Company to survive financially.

     In September 1999, the Company entered into an agreement with Australian-based MailTV Pty Limited to sell up to 14,500,000 shares of its common stock for cash and equity ownership in MailTV Pty. Limited's Dallas based parent company, KeyClub.net, Inc. As of the date of this report the sale of 4,143,915 shares the Company's common stock to MailTV Pty Limited have been completed pursuant to the terms of the agreement. The Company received a total of $3,884,920 in cash and 653,125 shares of common stock of KeyClub.net, Inc. the parent company of MailTV Pty, in consideration for the 4,143,915 shares of the Company's common stock.

     Under the terms of the agreement MailTV Pty Limited can purchase an additional 10,356,085 shares of the Company's common stock on the same terms. It is uncertain whether any additional sales of common stock will be completed pursuant to the agreement. The Company's board is currently reviewing MailTV Pty. Limited's claim of various breaches of Agreement by the Company, the non-completion of Conditions Precedent by the Company and possible commercial resolution between the Company, MailTV Pty. Limited and KeyClub.net, Inc.

     In January 2000, the Company completed a private placement of common stock totaling $2,362,500 at $1.75 per share. The Company also completed in April 2000, a private placement of common stock totaling $3,981,112 at $4 per share. Since August 1999, the Company has raised capital from the sale of its common stock totaling approximately $10,075,000, net of cash commissions.

     Approximately $585,500 of the proceeds from the aforementioned sales of common stock was used to repay bridge notes payable and accrued interest. Since October 1, 1999, the Company has spent approximately $490,000 on capital expenditures including plant/office equipment, furniture and software billing system. The balance has been used as working capital and to pay the costs incurred in an unsuccessful proposed public offering and merger by CallNet Plc., a wholly owned subsidiary of the Company.

     As of June 30, 2000, the Company had a net working capital deficit of approximately $1,100,000. For the nine months ended June 30, 2000, the Company used $6,764,077 in cash by operations and has incurred $15,068,303 in operating losses since its inception. To date, the Company has met its working capital needs through private placement sales of its common stock for cash and the issuance of common stock to repay debt obligations to certain creditors.

     On March 31, 2000, bridge notes payable of $1,137,500 plus accrued interest of $57,500 were repaid in exchange for 891,787 shares of the Company's common stock. The transaction included the exercise of 487,500 stock purchase warrants at $1 per share, with the remaining $707,500 of principal and accrued interest exchanged for common stock at $1.75 per share.

     Subsequent to June 30, 2000, Shareholders representing in excess of 50% of the Company's voting stock, by Action without Meeting removed the Company's executive directors and appointed a new executive board on Tuesday, August 1, 2000 (See Part II, Item 5, Other Information).

     Since appointment of a new board on August 1, 2000, the Company is reviewing its investment in CallNet Plc., which incurred an operating loss of approximately $6,100,000 for the nine months ended June 30, 2000. The unprofitable economics of providing Internet service at no charge to CallNet Plc's subscribers has resulted in the discontinuation of CallNet's free 0800 Internet access programs. The Company has implemented a pay as you go fee structure for existing customers. Currently, the possible sale of CallNet Plc to unaffiliated third parties is being investigated by the Company as are possible listing opportunities.

     The Company's principal product is MailTV, an affordable alternative to purchasing a computer that provides the user access to text based Internet services such as email, on-line stock quotes and other similar services. With MailTV a connection to a local telephone service and a television set are the only requirement.

     MailTV chips are either embedded into new television sets or available as a retrofit device or set top box for existing televisions sets and are intended to be available for a price significantly lower than rival "Web TV" units.

     The Company is currently reviewing all its plans for future business operations. The Company will require substantial capital to implement any revised business plan. The Company is considering ways that costs of product development, manufacturing and marketing of its MailTV products may be financed through the sale of the Company's equity securities, from joint venture partners seeking an economic interest in the MailTV technology, or through its relationship with MailTV Pty. Limited or KeyClub.net, Inc.

     The Company has incurred significant net losses since inception, which raises substantial doubt about the Company's ability to continue as a going concern. If additional financing is not successfully completed and if the Company is not able to obtain additional financing arrangements, it may be unable to meet its continuing operational obligations, pursue its basic business strategy, take advantage of new opportunities, develop or enhance existing products, or respond to competitive pressures and financial or marketing hurdles. Such inability could have a materially adverse effect on the business, operating results and financial condition.

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

     The Company is reviewing its capital expenditure budgets for projected future needs for plant and/or significant capital equipment. The Company is also reviewing and evaluating its commitment to complete the development and implementation of an integrated telecommunications billing system started in March 2000.

     The Company has implemented certain changes, as necessary, to its information systems and accordingly does not anticipate any material year 2000 issues from its own systems, programs or from any of its products. The impact of such issues on the Company's suppliers, customers, vendors and financial service organizations is not expected to have an adverse effect on the Company.

RESULTS OF OPERATIONS
---------------------

     The presentation of the results of operations with respect to revenues and related production and development costs is based on the comparison of results for the nine and six months ended June 30, 2000 and March 31, 2000, respectively. Since the Company did not commence any of its significant business operations until October 1999, a comparison of fiscal year 2000 revenues and related production and development costs to the corresponding periods in 1999 would not be a relevant comparison.

     Revenues for the nine months ended June 30, 2000 totaled $1,283,801 compared to $933,540 for the six months ended March 31, 2000. Revenues of approximately $360,000, consisting of rebates and discounts for long distance telephone services and CallNet 0800 telephony usage earned from CallNet Plc's subscribers during the six months ended March 31, 2000 became uncollectible and were charged to bad debt expense in the quarter ended June 30, 2000. Such revenues were not remitted to CallNet Plc by two companies that were obligated to provide telephone service to CallNet customers pursuant to revenue sharing agreements. As a result of the loss of these two telephone service providers, revenues declined proportionately for the three months ended June 30, 2000 compared to the six months ended March 31, 2000.

     Production and development costs attributable to revenues for the nine months ended June 30, 2000 totaled $4,046,399 compared to $1,875,855 for the six months ended March 31, 2000. CallNet Plc's agreement with North American Gateway ("NAG") and WCN Ltd. (an unaffiliated entity included as the telephony service provider in the unsuccessful CallNet Plc proposed merger with a London Stock Exchange company and public offering in the UK) required these two entities to pay all of the interconnect charges for telephone usage by CallNet Plc internet customers. NAG and WCN Ltd., both switchless resellers of telephone services, breached contracts with CallNet Plc by not paying interconnect charges for CallNet Plc's customers telephone usage and failed to remit any rebates or fees earned for long distance calls placed by its customers. The Company has included the interconnect charges in its production and development costs for the three and nine months ended June 30, 2000.

     General and administrative expenses increased from $1,447,547 for the nine months ended June 30, 1999, to $6,200,379 for the nine months ended June 30, 2000. The increase was due to the cost of additional personnel, infrastructure and facilities necessary to meet the growth in the Company's operations. Since the launching of CallNet 0800 free Internet access in October 1999, the Company has added additional fulltime employees in response to the significant growth in new subscribers. General and administrative expenses for the three months ended June 30, 2000 were $3,159,678 compared to $537,602 for the three months ended June 30, 1999. The extraordinary increase was primarily due to the factors described above as well as expenses in the current quarter related to the unsuccessful proposed merger with a London Stock Exchange company and public offering in the UK. In connection with the proposed transaction the Company incurred approximately $435,000 in due diligence expenses, including legal fees, audit costs, travel expenses, etc. during the three months ended June 30, 2000.

     Interest expense (before amortization of discount) for the nine months ended June 30, 2000 decreased when compared to the nine months ended June 30, 1999 due to the repayment of $500,000 of bridge notes in October 1999. Amortization of the remaining discount related to such debt was $195,049 for the nine months ended June 30, 2000 and was $132,507 for the nine months ended June 30, 1999. The discount related to the value, as calculated using the Black Scholes options pricing model, of stock purchase warrants issued in connection with the bridge notes.

     Depreciation and amortization for the nine months ended June 30, 2000, is primarily composed of $739,350 of amortization of the excess cost over book value of the assets of CallNet Plc, which became a 100% owned subsidiary of the Company in September 1999.

CAUTIONARY FACTORS
------------------

     The success of the Company's plan of operation may be adversely affected by several principal factors.

NEED FOR ADDITIONAL CAPITAL
--------------------------

     The Company needs a substantial amount of capital to achieve the objectives in its business plan. Conditions in financial markets influence investors' attitudes and willingness to invest in a particular industry issuer or type of security. If the Company is unable to obtain additional capital through private or public placement of its debt or equity securities, asset based or bank financing, or through ventures with industry partners, its ability to achieve its business objectives could be substantially impaired and further the Company may not be able to continue operations.

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

SUBSCRIBER ATTRITION RATES
--------------------------

     World CallNet has devoted considerable financial and human resources to attract subscribers to its service; however, due to circumstances that may or may not be beyond the control of the Company, these subscribers may discontinue their affiliation with the Company. As a result of subscriber attrition, the revenues generated from Internet usage may decline considerably, as may the rates that the Company can charge from advertising on its service as well as the revenues that the Company anticipates from e-commerce.

NETWORK CAPACITY AND OPERATIONS
------------------------------

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

PRESSURES ON OPERATING MARGINS
------------------------------

     The Company has aggressively promoted its service offerings to increase its market share and achieve growth its subscriber base. The Company may implement other strategies designed to facilitate subscriber growth. The costs associated with the rapid growth in its subscriber base and investments in customer support have placed, and will continue to place, pressures on the Company's operating margins.

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

RELIANCE ON KEY PERSONNEL
-------------------------

     The Company's success depends in part upon the performance of its executive officers and other key employees. The loss of the services of one or more of its key personnel could have a material adverse effect on the Company. In August 2000, three directors who also served as executive officers of the Company were removed by the vote of a majority vote of the Company's shareholders. There can be no assurance that the Company will be successful in attracting new experienced personnel or retaining such personnel.

RELIANCE ON THIRD PARTIES
-------------------------

     The Company depends substantially upon third parties for several critical elements of its business, including revenue sharing and Internet routing agreements with telecommunications companies and the Company's agreement with ZiLOG, Inc. pursuant to which ZiLOG, Inc. has agreed to manufacture and supply MailTV chips to television manufacturers. ZiLOG has informed the Company on June 30, 2000 that it was very disappointed with the progress of the MailTV product and that until further notice, although it will continue to supply chips against firm orders, it will otherwise place the MailTV project on maintenance. The Company's newly appointed executives have made arrangements for discussion and negotiation with ZiLOG which they are hopeful will lead to a re-instatement of full project support of MailTV by ZiLOG. The Company proposes to outsource the manufacture of its MAILTV retrofit keyboards from an outside manufacturer pursuant to purchase orders placed from time to time. The Company will not carry significant inventories of these keyboards and will have no guaranteed supply arrangements. The Company relies on local telephone companies and other companies to provide data communications capacity via local telecommunications lines and leased long distance lines.

INTELLECTUAL PROPERTY ISSUES
----------------------------

     The Company regards its patents, patent applications, trademarks, trademark applications, trade dress, trade secrets and similar intellectual property as critical to its success, and the Company will rely upon patent law, trademark law, trade secret protection and confidentiality and/or license agreements with its employees, customers, partners and others to protect its proprietary rights. There can be no assurance that the steps taken by the Company to protect any of its proprietary rights will be adequate or that third parties will not infringe or misappropriate the Company's patents, trademarks, trade dress and similar proprietary rights. In addition, there can be no assurance that other parties will not assert infringement claims against the Company.

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

                               WORLD CALLNET, INC.

                           CONSOLIDATED BALANCE SHEET

                           (Expressed in U.S. Dollars)

                               AS OF JUNE 30, 2000

                                   (Unaudited)
                                    ---------

ASSETS
------
CURRENT ASSETS:
 Cash                                                             $  1,705,103
 Trade accounts receivable, net of allowance for doubtful
   accounts of $368,937                                                137,986
 Prepaid expenses and other current assets                             449,722
                                                                  ------------
        Total current assets                                         2,292,811
                                                                  ------------

OTHER ASSETS:
 Investment in marketable equity securities                            326,563
 Furniture and equipment, net at cost                                  495,305
 Goodwill, net of accumulated amortization of $821,500               4,001,565
 Other intangible assets, net                                          157,178
 Bonds, deposits and other assets                                      215,262
                                                                  ------------
        Total other assets                                           5,195,873
                                                                  ------------
                                                                  $  7,488,684
        Total assets                                              ------------


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
 Accounts payable and accrued expenses                               3,443,943
                                                                  ------------
        Total current liabilities                                    3,443,943
                                                                  ------------
STOCKHOLDERS' EQUITY:
 Preferred stock, $0.001 par value; 10,000,000 shares
   authorized, no shares issued or outstanding                              --
 Common stock, $0.001 par value; 100,000,000 shares authorized:
   18,171,304 shares issued and 17,671,304 shares outstanding           18,171
 Additional paid-in capital                                         19,643,430
 Accumulated deficit                                               (15,068,303)
 Treasury stock, 500,000 shares, at cost                              (482,000)
 Valuation allowance for investment securities                        (401,343)
 Foreign currency translation adjustment                               334,786
                                                                  ------------
        Total stockholders' equity                                   4,044,741
                                                                  ------------
        Total liabilities and stockholders' equity                $  7,488,684
                                                                  ============


              See accompanying notes to these financial statements.





                               WORLD CALLNET, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                           (Expressed in U.S. Dollars)

           FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2000 AND 1999

                                   (Unaudited)


                                             Three Months                     Nine Months
                                                Ended                            Ended
                                               June 30,                         June30,

                                        2000             1999            2000            1999
                                   ------------    ------------    ------------    ------------
REVENUES                           $    350,261    $     38,886    $  1,283,801    $    157,363


COSTS AND EXPENSES:
   Production and development         2,170,544           2,385       4,046,399           2,385
   General and administrative         3,159,678         537,602       6,200,397       1,447,547
   Interest expense                        --           119,943         252,591         194,762
   Depreciation and amortization        317,037           7,661         881,741           9,561
                                   ------------    ------------    ------------    ------------
                                      5,647,259         667,591      11,381,128       1,654,255
                                   ------------    ------------    ------------    ------------

NET LOSS                           $ (5,296,998)   $   (628,705)   $(10,097,327)   $ (1,496,893)
                                   ============    ============    ============    ============

NET LOSS PER SHARE                 $       (.30)   $       (.08)   $       (.68)   $       (.20)
                                   ============    ============    ============    ============

WEIGHTED AVERAGE SHARES              17,494,299       7,989,000      14,886,724       7,493,000
                                   ============    ============    ============    ============


              See accompanying notes to these financial statements.






                      CONSOLIDATED STATEMENT OF CASH FLOWS

                           (Expressed in U.S. Dollars)

                FOR THE NINE MONTHS ENDED JUNE 30, 2000 AND 1999

                                   (Unaudited)

                                                                            2000            1999
                                                                       ------------    ------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                            $(10,097,327)   $ (1,496,893)
   Depreciation and amortization expense                                    881,741           9,561
   Amortization of debt issuance costs                                      195,049         132,507
   Issuance of common stock for services                                     90,000            --
   Decrease in receivables                                                    9,571            --
   Increase in prepaid expenses and other current assets                   (350,563)        (63,252)
   Increase in accounts payable and accrued expenses                      1,950,356         338,883
   Changes in currency translation and other                                557,096          15,469
                                                                       ------------    ------------
               Net cash used by operating activities                     (6,764,077)     (1,063,725)
                                                                       ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in amount due from affiliate                                        --          (644,573)
  Purchase furniture and equipment                                        (411,751)        (66,053)
                                                                       ------------    ------------
               Net cash used by investing activities                       (411,751)       (724,207)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term indebtedness, net of financing costs                 --        1,630,000
  Repayment of short-term indebtedness                                     (562,500)            --
  Cash received in common stock issuances and subscriptions               9,229,188         167,560
                                                                       ------------    ------------
               Net cash provided by financing activities                  8,666,688       1,797,560
                                                                       ------------    ------------

NET INCREASE IN CASH                                                      1,490,860           9,628

CASH, beginning of period                                                   214,243           1,995
                                                                       ------------    ------------

CASH, end of period                                                    $  1,705,103    $     11,623
                                                                       ============    ============
NON CASH TRANSACTIONS:
 Purchase of net assets in reverse acquisition for common stock        $        --     $     14,872
 Acquisition of CallNet Plc shares for common stock                             --          500,000
 Increase in investments from MailTV shares received                       162,500            --
 Repayment of notes payable and accrued interest with common stock        1,195,000            --
                                                                       ------------    ------------
                                                                       $  1,357,500    $    514,872
                                                                       ============    ============

              See accompanying notes to these financial statements.

                               WORLD CALLNET, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                            Expressed in U.S. Dollars

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
   ------------------------------------------------

   Organization and Nature of Operations
   -------------------------------------
   World CallNet, Inc. (the "Company") is incorporated in the United Kingdom. The Company is primarily engaged in developing proprietary Internet devices and software applications, developing commercial Internet websites and operating a pay-as-you-go Internet service provider. Primarily all of the Company's operations and customers are located in the United Kingdom as of June 30, 2000.

   Unaudited Information
   ---------------------
   The consolidated balance sheet as of June 30, 2000 and the consolidated statements of operations for the three and nine month periods ended June 30, 2000 and 1999 were taken from the Company's books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring accruals) which are necessary to properly reflect the consolidated financial position of the Company as of June 30, 2000 and the results of operations for the three and nine months ended June 30, 2000 and 1999.

   The accompanying financial statements include the accounts of the Company and its two wholly owned subsidiaries, CallNet Plc and Overleaf Systems, Limited ("Overleaf"). Overleaf has been inactive to date. All significant balances and transactions have been eliminated in consolidation. The foregoing notes to these financial statements include only the information regarding transactions and events that occurred during the nine months ended June 30, 2000. These notes should be read in conjunction with the notes to the audited September 30, 1999 financial statements.

2. TRANSACTION WITH MAILTV
   -----------------------

   In September 1999, the Company entered into an agreement with MailTV Pty Ltd. ("MailTV"), an Australian company, in which MailTV is to acquire up to 14,500,000 shares of the Company's common stock in two phases. The first phase involved the Company exchanging 2,900,000 shares of its common stock for $2,718,750 in cash and 453,125 shares of KeyClub.net, a publicly traded company affiliated with MailTV. This phase closed on September 30, 1999, although $1,765,530 of the cash was received in installments that were completed in January 2000.

   The second phase resulted in the Company exchanging 1,243,915 shares of its common stock for $1,166,170 in cash and 200,000 shares of KeyClub.net. As a result of assessment by the Company of stock trading prices of KeyClub.net, Inc. shares since January 2000, the Company has provided a valuation allowance of $401,343 on its investment in KeyClub.net,

                               WORLD CALLNET, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                            Expressed in U.S. Dollars






   Inc. shares. The valuation allowance reflects an adjustment to the carrying value of the KeyClub.net shares to equal $.50 per share.

   Management does not currently believe the reduction in value is permanent in nature and has recorded it as a component of stockholders' equity.

3. NOTES PAYABLE
   -------------

   In October and December 1999, the Company repaid in cash $550,000 of notes payable, plus accrued interest to three note holders. On March 31, 2000, $1,137,500 of the remaining $1,150,000 notes payable, plus accrued interest of $57,500 was repaid through the issuance of the Company's common stock to the note holders. Stock purchase warrants covering 487,500 shares of the Company's common stock were exercised at $1.00 per share and remaining principal and accrued interest was repaid through the issuance of common stock at $1.75 per share. A total of 891,787 shares of the Company's common stock were issued in the exchange and warrant exercises by the note holders. During April 2000, the remaining outstanding $12,500 of notes payable was repaid in cash. As of June 30, 2000, 1,187,500 stock purchase warrants applicable to the notes payable remained outstanding.

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

   On April 19, 2000, the Company completed the private placement of $3,981,112 of its common stock at $4.00 per share. In connection with the offering, the Company paid a cash commission of $112,500 and is obligated to issue 28,125 shares of its common stock.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable.


Item 2.  Changes in Securities.

Not Applicable


Item 3.  Defaults on Senior Securities.

Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.


Item 5.  Other Information.

On August 1, 2000, Company shareholders representing in excess of 50% of the Company's voting stock resolved to dismiss the Company's executive directors, Mr. Paul Goodman-Simpson, Mr. Aaron Goodman-Simpson and Mr. Keith Goodyer.

Mr. John Kahlbetzer, Mr. Graham Avery and Mr. Peter Cordas were elected as new directors. At a Board of Directors Meeting following, Mr. Gerard Farley, an existing non-executive director was appointed Company President, Mr. Graham Avery was appointed Chairman and Chief Executive Officer and Mr. Peter Cordas was appointed as Vice President Corporate Finance. Mr. Peter Boonen continues as a director of the Company.

The Action by Shareholders Without Meeting was in accordance with Section 228 of the Delaware Corporations Code and Section 11 of Article II of the By-laws of the Corporation.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

         3.1 Certificate of Amendment to the Certificate of Incorporation of the Company, which is incorporated by reference herein as
                  Exhibit 3.1 to the Company's Form 8-K, dated January 5, 1999.

         3.2 Amendment to Second Amended and Restated Certificate of Incorporation, which is incorporated by reference herein as
                  Exhibit 3.2 to the Company's Form 10-QSB, dated May 22, 2000.

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

                                               WORLD CALLNET, INC.
                                               -------------------
                                                   (Registrant)


                                               /s/ Gerard Farley
                                               ---------------------------------
                                               Gerard Farley, President and
                                               Director

                                               Date: August 21, 2000



                                               /s/ Graham Leigh
                                               ---------------------------------
                                               Graham Leigh, Principal Financial
                                               and Accounting Officer

                                               Date: August 21, 2000